Form 10-Q
period 1998-06-30
AP HOLDINGS INC
filed 1998-09-28
CIK 835928

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTERLY PERIOD JUNE 30, 1998

                        COMMISSION FILE NUMBER: 333-50433


                                AP HOLDINGS, INC.
             (Exact Name of Registrant as Specified in Its Charter)



                DELAWARE                                   06-1269403
     (State or Other Jurisdiction of                    (I.R.S. Employer
     Incorporation or Organization)                    Identification No.)


          800 SUPERIOR AVENUE,                           (216) 522-0700
       CLEVELAND, OHIO 44114-2601                (Registrant's Telephone Number,
(Address of Principal Executive Offices)              Including Area Code)





Former name, address and fiscal year, if changed since last report:
Not Applicable
--------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES     NO  X
           ---

                                AP HOLDINGS, INC.
                                 FORM 10-Q INDEX


Part I.       Financial Information

     Item 1.    Financial Statements (Unaudited):

                Condensed Consolidated Balance Sheets as of June 30, 1998
                and December 31, 1997...............................................................................3

                Condensed Consolidated Statements of Operations for the three and six months ended June 30, 1998 and June 30, 1997....................................................4

                Condensed Consolidated Statements of Cash Flows for the six
                months ended June 30, 1998 and June 30, 1997........................................................5

                Notes to Condensed Consolidated Financial Statements................................................6

     Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations..............10

Part II.      Other Information

     Item 1.    Legal Proceedings..................................................................................15

     Item 2.    Changes in Securities and Use of Proceeds..........................................................15

     Item 3.    Defaults upon Senior Securities....................................................................15

     Item 4.    Submission of Matters to a Vote of Security Holders................................................15

     Item 5.    Other Information..................................................................................15

     Item 6.    Exhibits and Reports on Form 8-K...................................................................15

Signatures.........................................................................................................16

Exhibits...........................................................................................................17

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               AP HOLDINGS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT FOR SHARE DATA)


                                                                    JUNE 30, 1998     DECEMBER 31, 1997
                                                                    -------------     ------------------
                                                                     (UNAUDITED)
               ASSETS

Current assets:
  Cash and cash equivalents ........................................      $ 41,497      $   3,322
  Notes and accounts receivable, net ...............................        22,798         13,806
  Prepaid expenses and supplies ....................................         2,442          1,126
                                                                         ---------      ---------
Total current assets ...............................................        66,737         18,254


Leaseholds and equipment, net ......................................        23,028         12,340
Intangible assets, net .............................................       119,304         22,470
Other assets .......................................................         1,497          6,031
                                                                         ---------      ---------
     Total assets ..................................................     $ 210,566      $  59,095
                                                                         =========      =========

   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable .................................................       $11,810        $16,401
  Accrued and other current liabilities ............................        38,955         14,810
  Current portion of long-term borrowings ..........................         1,217          4,102
                                                                         ---------      ---------
Total current liabilities ..........................................        51,982         35,313


Long-term borrowings, excluding current portion ....................       189,714         34,181
Other long-term liabilities ........................................        11,206          3,132


Redeemable preferred stock of subsidiary ...........................             -          8,728
Common stock of subsidiary subject to put/call rights ..............         4,589
Common stock, 880 shares issued and outstanding and
  warrants to purchase 200 common shares, subject to
  put/call rights, at current value ................................         4,000          4,000


Stockholders' equity (deficit):
  Preferred stock, 12% quarterly, cumulative, par value $.01 per share, 10,000 shares authorized; 2,970.74 shares at June 30, 1998
    and 2,800.20 shares at December 31, 1997 issued and outstanding         26,736         25,201
  Common stock, par value $.01 per share, 20,000 shares
    authorized, 7,920 shares issued and outstanding ................             1              1
  Additional paid-in capital .......................................         2,088          7,871
  Accumulated deficit ..............................................       (79,750)       (59,332)
                                                                         ---------      ---------
 Total stockholders' equity (deficit) ..............................       (50,925)       (26,259)
                                                                         ---------      ---------
    Total liabilities and stockholders' equity (deficit) ...........     $ 210,566      $  59,095
                                                                         =========      =========


           See Notes to Condensed Consolidated Financial Statements.

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statement at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                               AP HOLDINGS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (IN THOUSANDS, UNAUDITED)


                                                         THREE MONTHS ENDED           SIX MONTHS ENDED
                                                     --------------------------- ---------------------------
                                                     JUNE 30, 1998 JUNE 30, 1997 JUNE 30, 1998 JUNE 30, 1997
                                                     ------------- ------------- ------------- -------------

Parking services revenue:
  Lease contracts .................................     $ 41,033      $ 24,655      $ 65,696      $ 48,026
  Management contracts ............................        7,955         4,033        12,096         7,681
                                                         -------      --------      --------      --------
                                                          48,988        28,688        77,792        55,707


Costs and expenses:
  Cost of parking services:
    Lease contracts ...............................       35,781        20,901        57,096        41,059
    Management contracts ..........................        2,550         2,211         4,811         4,600
                                                         -------       -------      --------      --------
                                                          38,331        23,112        61,907        45,659


    General and administrative ....................        5,901         3,245         9,361         6,185
    Restructuring charge ..........................            -             -        14,100             -
    Depreciation and amortization .................        1,916         1,104         2,971         2,214
                                                         -------       -------      --------      --------
Total costs and expenses ..........................       46,148        27,461        88,339        54,058
                                                         -------       -------      --------      --------
Operating income (loss) ...........................        2,840         1,227       (10,547)        1,649
Interest expense (income):
    Interest expense ..............................        4,958           930         5,995         1,799
    Interest income  ..............................         (637)         (130)         (786)         (232)
                                                         -------       -------      --------      --------
                                                           4,321           800         5,209         1,567
                                                         -------       -------      --------      --------

Income (loss) before minority interest, income
    taxes and extraordinary item ..................       (1,481)          427       (15,756)           82

Minority interest .................................          108            92           251           130
Income tax expense ................................           30            60            60           120
                                                         -------       -------      --------      --------
Income (loss) before extraordinary item............       (1,619)          275       (16,067)         (168)
Extraordinary loss ................................            -             -         2,816             -
                                                         -------       -------      --------      --------
Net income (loss) .................................       (1,619)          275       (18,883)         (168)
Preferred stock dividends .........................         (779)         (884)       (1,535)       (1,808)
                                                         -------       -------      --------      --------
Net income (loss) available for common stockholders      ($2,398)        ($609)     ($20,418)     ($ 1,976)
                                                         =======       =======      ========      ========





           See Notes to Condensed Consolidated Financial Statements.

                               AP HOLDINGS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS, UNAUDITED)


                                                                  SIX MONTHS ENDED
                                                         -----------------------------------
                                                         JUNE 30, 1998         JUNE 30, 1997
                                                         -------------         -------------

OPERATING ACTIVITIES:
Net loss .............................................     ($18,883)               ($168)
Adjustments to reconcile net loss to net cash used in
  operations:
   Depreciation and amortization .....................        2,971                2,214
   Restructuring charge ..............................        2,400                    -
   Interest accreted on long-term borrowing ..........        1,188                    -
   Change in operating assets and liabilities ........        1,865               (8,215)
                                                           --------             --------
Net cash used in operating activities ................      (10,459)              (6,169)

INVESTING ACTIVITIES:
Businesses acquired, net of cash, and including direct
  acquisition costs ..................................      (81,579)                (478)
Purchase of leaseholds and equipment .................       (2,556)                (487)
Purchase of leaseholds and equipment by joint ventures         (274)                (175)
Increase in other assets .............................         (491)                (450)
                                                           --------             --------
Net cash used in investing activities ................      (84,900)              (1,590)


FINANCING ACTIVITIES:
Proceeds from long-term borrowings ...................      189,632                9,339
Payments on long-term borrowings .....................      (41,645)                (187)
Payments on joint venture borrowings .................         (273)                (218)
Payments of debt issuance costs ......................       (6,180)                   -
Redemption of redeemable preferred stock .............       (8,000)                   -
                                                           --------             --------
Net cash provided by financing activities ............      133,534                8,934
                                                           --------             --------

Increase in cash and cash equivalents ................       38,175                1,175
Cash and cash equivalents at beginning of period .....        3,322                2,532
                                                           --------             --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........     $ 41,497             $  3,707
                                                           ========             ========


SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
        Interest .....................................     $  2,099             $  1,956
        Taxes ........................................           46                   60






           See Notes to Condensed Consolidated Financial Statements.

                                AP HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                            (IN THOUSANDS, UNAUDITED)

1.     INTERIM FINANCIAL DATA

         The accompanying unaudited condensed consolidated financial statements of AP Holdings, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

         AP Holdings, Inc. is a holding company which owns APCOA/Standard Parking, Inc. and its subsidiaries ("APCOA/Standard"), formerly APCOA, Inc. ("APCOA"), which manages, operates and develops parking properties throughout the United States and Canada.

         In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the financial position and results of operations have been included. Operating results for the six-month period ended June 30, 1998 are not necessarily indicative of the results that might be expected for the fiscal year ending December 31, 1998. The financial statements presented in this Report should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Registration Statement on Form S-4 No. 333-50433 effective August 14, 1998.

2.     ACQUISITIONS

         In January 1998, APCOA entered into a definitive Combination Agreement to acquire all of the outstanding capital stock, partnership and other equity interests of Standard Parking Corporation and certain affiliates (Standard). On March 30, 1998, APCOA acquired Standard for consideration consisting of $65 million in cash, 16% of the common stock of APCOA outstanding as of January 15, 1998 and the assumption of certain liabilities, including a $5.0 million consulting and non-compete obligation for one of the former owners of Standard, which represents the current value of the payments to be made, as determined by consulting actuaries. In addition, on March 30, 1998, APCOA paid to the Standard owners $2.8 million, generally representing Standard's earnings through the date of the acquisition and Standard's cash on hand at such time.

         The acquisition has been accounted for under the purchase method; accordingly, its results are included in the consolidated financial statements of the Company from the date of acquisition. Following is the preliminary purchase price allocation (the final purchase price allocation will be based on a final determination of the fair value of assets acquired and liabilities assumed). Management believes that the final allocation of the purchase price will not materially differ from the preliminary estimated amounts.


         Cash consideration.............................................................     $ 65,000
         5.01 shares of common stock of subsidiary issued, at calculated put/call value.        4,589
         Closing distribution to the Standard owners....................................        2,822
         Consulting and non-compete agreement with former owner.........................        5,000
         Direct acquisition costs.......................................................        5,219
                                                                                             --------
         Total purchase price...........................................................     $ 82,630
                                                                                             ========
         Cash...........................................................................     $  1,711
         Notes and accounts receivable..................................................        2,687
         Prepaid expenses...............................................................          150
         Property and equipment.........................................................        1,118
         Cost of parking contracts......................................................        6,853
         Consulting and non-compete agreement...........................................        5,000
         Cost in excess of net assets acquired..........................................       69,162
         Other assets...................................................................          991
         Accounts payable and accrued expenses..........................................       (1,872)
         Restructuring reserves ($1.6 million cash, $0.4 million non-cash)..............       (2,000)
         Other liabilities..............................................................       (1,170)
                                                                                            ---------

                                                                                             $ 82,630
                                                                                             ========

                                AP HOLDINGS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

         The put/call value is based primarily upon a multiple of EBITDA of APCOA/Standard. Direct acquisition costs incurred in connection with the acquisition include investment banking fees of $3,289 and legal and other professional fees of $1,930.

         The restructuring reserves represent the estimated costs to integrate existing information and operating systems of Standard in connection with the Company's business plan. These costs include software modifications of $868, re-branding costs of $510 and estimated severance costs for 33 positions of $622.

         The following unaudited pro forma results of operations for the six months ended June 30, 1998 and 1997, assume the acquisition of Standard and related transactions occurred at the beginning of each period presented:


                                                                                    Six Months Ended
                                                                                    ----------------
                                                                          June 30, 1998           June 30, 1997
                                                                          -------------           -------------

         Net revenue...................................................      $  91,652             $  80,918
         Loss before extraordinary item................................        (17,446)               (6,168)

         This pro forma information does not purport to be indicative of the results that actually would have been obtained if the combined operations had been conducted during the periods presented and is not intended to be a projection of future results.

         On May 1, 1998, APCOA/Standard acquired the remaining 76% interest in Executive Parking Industries LLC, through the acquisition of all of the outstanding capital stock of S&S Parking, Inc., the sole asset of which was such 76% interest in EPI, for $7.0 million in cash. In addition, on June 1, 1998, APCOA/Standard acquired all of the outstanding capital stock of Century Parking, Inc., and Sentry Parking Corporation, for $5.2 million in cash at closing and $1.0 million payable on the third anniversary of the closing date. On September 1, 1998, APCOA/Standard acquired the operations of Virginia Parking Service, Inc. in a stock purchase transaction for $2.7 million in cash, subject to adjustment, including direct costs and up to $1.25 million in notes payable over five years with interest at the prime rate. These acquisitions have been or will be accounted for under the purchase method. The operating results of the businesses are not material to the consolidated results of the Company.

3.     RESTRUCTURING CHARGE

         Included in the "restructuring charge" in the accompanying condensed consolidated statement of operations for the six months ended June 30, 1998 are the following (expenses are cash unless otherwise stated):


         Employee severance costs............................................................    $   5,400
         Employee relocation costs...........................................................        5,000
         Impairment of assets that will no longer be used (non-cash expense).................        2,400
         Other restructuring costs...........................................................        1,300
                                                                                                 ---------
                                                                                                 $  14,100
                                                                                                 =========


         During the first quarter of 1998, management performed a thorough analysis of the costs associated with implementing the business plan of consolidating the Company's headquarters in Chicago and costs related to APCOA/Standard staff reductions. During the first quarter of 1998, all affected employees were notified of the Company's plans. It is expected that substantially all actions related to the restructuring will be completed during 1998.

         The $5.4 million of employee severance costs consists of cash compensation to 54 people whose employment was terminated. The $5.0 million of employee relocation costs are in connection with the relocation and consolidation of the headquarters of the Company, the relocation of two major field offices, moving the families of 20 Cleveland headquarters staff

                                AP HOLDINGS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

members to Chicago and other relocations within the field organization. The impairment of assets that will no longer be used refers to the write-off of $2.4 million of capitalized organization and software development costs. The $1.3 million of other restructuring costs consists largely of a $1.0 million increase in insurance reserves resulting from a planned buyout of the insurance program of APCOA in connection with the combination of APCOA and Standard insurance programs. The $11.7 million cash component of this restructuring charge is expected to be disbursed by the third quarter of 1998.

4.     LONG-TERM DEBT

         In connection with the Standard acquisition, on March 30, 1998, APCOA issued $140 million principal amount of 9 1/4% Senior Subordinated Notes due 2008 in a Rule 144A private placement, and entered into a $40 million senior credit facility. In addition, the Company received proceeds of approximately $40.7 million from issuance of $70.0 million principal amount of 11 1/4% Senior Discount Notes due 2008 in a Rule 144A private placement. The Company contributed the proceeds from the offering of the Senior Discount Notes to APCOA in exchange for redeemable preferred stock of APCOA. The net proceeds from the offering and the preferred stock contribution were used by APCOA to fund the cash portion of the consideration for the acquisition of Standard, to repay certain existing debt of APCOA and Standard, for general corporate purposes and to redeem preferred stock held by an affiliate.

         In connection with the early extinguishment of debt in March 1998, APCOA recorded an extraordinary loss of $2,816. The extraordinary loss represents the unamortized balance of debt issuance costs related to APCOA's previous credit agreement of $727 and a prepayment penalty of $2,089 related to APCOA's previous credit agreement.

         Effective September 14, 1998, the Company and APCOA/Standard, respectively, completed offers to exchange all the outstanding Senior Discount Notes and Senior Subordinated Notes due March 15, 2008 for New Notes with substantially identical terms that are registered under the Securities Act of 1933.

5.     STOCKHOLDERS' EQUITY (DEFICIT)


         Following is a summary of transactions affecting stockholders' equity (deficit) for the six months ended June 30, 1998:


                                                        PREFERRED STOCK    COMMON STOCK
                                                      ------------------- --------------- ADDITIONAL
                                                      NUMBER OF      PAR  NUMBER OF  PAR   PAID-IN   ACCUMULATED
                                                       SHARES       VALUE   SHARES  VALUE  CAPITAL     DEFICIT      TOTAL
                                                      --------     ------ --------  ----- ---------- -----------   --------
Balance (deficit) at January 1, 1998 ............     2,800.20     $25,201   7,920    $1    $7,871    ($59,332)   ($26,259)
Net loss for the six months ended June 30, 1998 .                                                      (18,883)    (18,883)
Preferred stock dividends .......................       170.54       1,535                              (1,535)          -
Non-cash distribution to affiliate ..............                                           (6,511)                 (6,511)
Contribution to capital .........................                                              728                     728
                                                      --------     -------   -----     --   ------    --------    --------

Balance (deficit) at June 30, 1998 ..............     2,970.74     $26,736   7,920     $1   $2,088    ($79,750)   ($50,925)
                                                      ========     =======   =====     ==   ======    ========    ========


6.      SUBSIDIARY GUARANTORS

         All of APCOA/Standard's direct or indirect wholly owned domestic subsidiaries, other than inactive subsidiaries, fully, unconditionally, jointly and severally guarantee the Senior Subordinated Notes discussed in Note 4. Separate financial statements of the guarantor subsidiaries are not separately presented because, in the opinion of management, such financial statements are not material to investors. The non-guarantor subsidiaries include joint ventures, wholly owned subsidiaries of APCOA/Standard organized under the laws of foreign jurisdictions and inactive subsidiaries, all of which are included in the consolidated financial statements. The following is summarized combining financial information for APCOA/Standard, the guarantor subsidiaries of APCOA/Standard and the non-guarantor subsidiaries of APCOA/Standard:

                                                                             GUARANTOR    NON-GUARANTOR
                                                                  APCOA     SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS     TOTAL
                                                                ---------     ---------     ---------     ---------     ---------
BALANCE SHEET DATA:
JUNE 30, 1998
   Cash and cash equivalents ...............................    $  34,668     $   5,810     $   1,019             -     $  41,497
   Notes and accounts receivable ...........................       11,203        10,164         1,431             -        22,798
   Current assets ..........................................       47,377        16,627         2,733             -        66,737
   Leaseholds and equipment, net ...........................        8,280         9,098         5,650             -        23,028
   Cost in excess of net assets acquired, net ..............       24,246        82,757           825             -       107,828
   Investment in subsidiaries ..............................      105,968             -             -      (105,968)            -
   Total assets ............................................      188,990       116,487        11,057      (105,968)      210,566
   Accounts payable ........................................        4,979         5,008         1,823             -        11,810
   Current  liabilities ....................................       32,362        12,773         6,847             -        51,982
   Long-term borrowings, excluding current portion .........      142,517           128         5,198             -       147,843
   Redeemable preferred stock ..............................       41,871             -             -             -        41,871
   Common stock subject to put/call rights .................        4,589             -             -             -         4,589
   Total stockholders' equity (deficit) ....................      (41,631)      102,619        (1,945)     (105,968)      (46,925)
   Total liabilities and stockholders' equity (deficit).....      188,990       116,487        11,057      (105,968)      210,566

DECEMBER 31, 1997
   Cash and cash equivalents ...............................    $   1,255     $   1,019     $   1,048             -     $   3,322
   Notes and accounts receivable ...........................       10,587           326         2,893             -        13,806
   Current assets ..........................................       12,801         1,292         4,161             -        18,254
   Leaseholds and equipment, net ...........................        6,246           227         5,867             -        12,340
   Cost in excess of net assets acquired, net ..............       16,190         1,432           835             -        18,457
   Investment in subsidiaries ..............................        3,652             -             -        (3,652)            -
   Total assets ............................................       46,000         3,477        13,270        (3,652)       59,095
   Accounts payable ........................................       13,574         1,756         1,071             -        16,401
   Current  liabilities ....................................       26,593         2,178         6,542             -        35,313
   Long-term borrowings, excluding current portion .........       28,747             -         5,434             -        34,181
   Redeemable preferred stock ..............................        8,728             -             -             -         8,728
   Total stockholders' equity (deficit) ....................      (20,229)        1,219           403        (3,652)      (22,259)
   Total liabilities and stockholders' equity (deficit).....       46,000         3,477        13,270        (3,652)       59,095

INCOME STATEMENT DATA:
THREE MONTHS ENDED JUNE 30, 1998
   Parking Revenue .........................................    $  19,912     $  19,409     $   9,667             -     $  48,988
   Gross profit ............................................        5,018         5,109           530             -        10,657
   Depreciation and amortization ...........................          834           812           270             -         1,916
   Operating income ........................................           98         2,830           (88)            -         2,840
   Interest expense (income), net ..........................        2,972           (10)          171             -         3,133
   Equity in earnings of subsidiaries ......................       (2,472)            -             -         2,472             -
   Net income (loss) .......................................         (432)        2,840          (367)       (2,472)         (431)

THREE MONTHS ENDED JUNE 30, 1997
   Parking Revenue .........................................    $  19,805     $     552     $   8,331             -     $  28,688
   Gross profit ............................................        4,645            91           840             -         5,576
   Depreciation and amortization ...........................          535           107           462             -         1,104
   Operating income ........................................        1,098           (34)          163             -         1,227
   Interest expense (income), net ..........................          654             -           146             -           800
   Equity in earnings of subsidiaries ......................          109             -             -          (109)            -
   Net income (loss) .......................................          275           (34)          (75)         (109           275

SIX MONTHS ENDED JUNE 30, 1998
   Parking Revenue .........................................    $  37,759     $  20,463     $  19,570             -     $  77,792
   Gross profit ............................................        8,691         5,440         1,754             -        15,885
   Depreciation and amortization ...........................        1,600           840           531             -         2,971
   Restructuring charge ....................................       14,100             -             -             -        14,100
   Operating income ........................................      (13,968)        3,024           397             -       (10,547)
   Interest expense (income), net ..........................        3,704           (10)          327             -         4,021
   Equity in earnings of subsidiaries ......................       (2,855)            -             -         2,855             -
   Net income (loss) .......................................      (17,696)        3,034          (178)       (2,855)      (17,695)

SIX MONTHS ENDED JUNE 30, 1997
   Parking Revenue .........................................    $  37,242     $   1,076     $  17,389             -     $  55,707
   Gross profit ............................................        8,245           118         1,685             -        10,048
   Depreciation and amortization ...........................        1,799            30           385             -         2,214
   Operating income ........................................        1,358          (119)          410             -         1,649
   Interest expense (income), net ..........................        1,266             -           301             -         1,567
   Equity in earnings of subsidiaries ......................          139             -             -          (139)            -
   Net income (loss) .......................................         (168)         (119)          (20)          139          (168)

STATEMENT OF CASH FLOW DATA:
SIX MONTHS ENDED JUNE 30, 1998
   Net cash provided by (used in) operating activities .....    ($ 12,230)    $   1,253     $     518             -     ($ 10,459)
   Investing activities:
       Purchase of leaseholds and equipment ................       (2,010)         (546)            -             -        (2,556)
       Purchase of leaseholds and equipment by joint
         ventures...........................................           -             -          (274)            -          (274)
       Businesses acquired .................................      (85,663)        4,084             -             -       (81,579)
       Other ...............................................         (491)            -             -             -          (491)
   Net cash provided by (used in) investing activities .....      (88,164)        3,538          (274)            -       (84,900)
   Financing activities:
       Proceeds from long-term borrowings ..................      148,949             -             -             -       148,949
       Payments on long-term borrowings ....................      (41,645)            -             -             -       (41,645)
       Payments of debt issuance costs .....................       (6,180)            -             -             -        (6,180)
       Payment on joint venture debt .......................            -             -          (273)            -          (273)
       Proceeds from issuance of preferred stock ...........       40,683             -             -             -        40,683
       Redemption of redeemable preferred stock ............       (8,000)            -             -             -        (8,000)
   Net cash provided by (used in) financing activities .....      133,807             -          (273)            -       133,534

SIX MONTHS ENDED JUNE 30, 1997
   Net cash provided by (used in) operating activities .....    ($  7,280)    $     470     $     641             -     ($  6,169)
   Investing activities:
       Purchase of leaseholds and equipment ................         (487)            -             -             -          (487)
       Purchase of leaseholds and equipment by joint
         ventures ..........................................            -             -          (175)            -          (175)
       Businesses acquired .................................         (478)            -             -             -          (478)
       Other ...............................................         (450)            -             -             -          (450)
   Net cash used in investing activities ...................       (1,415)            -          (175)            -        (1,590)
   Financing activities:
       Proceeds from long-term borrowings ..................        9,339             -             -             -         9,339
       Payments on long-term borrowings ....................         (187)            -             -             -          (187)
       Payment on joint venture debt .......................            -             -          (218)            -          (218)
   Net cash provided by (used in) financing activities .....        9,152             -          (218)            -         8,934

PART I   FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The assets of AP Holdings, Inc. ("Holdings" or "the Company") consist solely of capital stock of APCOA/Standard Parking, Inc. ("APCOA/Standard"), and Holdings conducts all of its operations through APCOA/Standard.

         APCOA/Standard operates parking facilities under two types of arrangements: management contracts and leases. APCOA/Standard does not own any parking facilities and, as a result, APCOA/Standard assumes few of the risks of real estate ownership. Under a management contract, APCOA/Standard typically receives a base monthly fee for managing the property, and may also receive an incentive fee based on the achievement of facility revenues above a base amount. In some instances, APCOA/Standard also receives certain fees for ancillary services. Typically, all of the underlying revenues, expenses and capital expenditures under a management contract flow through to the property owner, not to APCOA/Standard. Under lease arrangements, APCOA/Standard generally pays to the property owner either a fixed annual rental, a percentage of gross customer collections or a combination thereof. APCOA/Standard collects all revenues under lease arrangements and is responsible for most operating expenses, but it is typically not responsible for major maintenance or capital expenditures. As of June 30, 1998, APCOA/Standard operated approximately 73.8% of its approximately 1,372 parking facilities under management contracts and approximately 26.2% under leases.

         Parking services revenue--leases. Lease parking services revenues consist of all revenues received at a leased facility.

         Parking services revenue--management contracts. Management contract revenues consist of management fees, including both fixed and revenue-based, and fees for ancillary services such as accounting, equipment leasing, consulting, and other value-added services with respect to managed locations, but exclude gross customer collections at such locations. Management contracts generally provide APCOA/Standard a management fee regardless of the operating performance of the underlying facility.

         Cost of parking services--leases. Cost of parking services under lease arrangements consist of (i) contractual rental fees paid to the facility owner and (ii) all operating expenses incurred in connection with operating the leased facility. Contractual fees paid to the facility owner are based on either a fixed contractual amount or a percentage of gross revenue, or a combination thereof. Generally under a lease arrangement, APCOA/Standard is not responsible for major capital expenditures or property taxes.

         Cost of parking services--management contracts. Cost of parking services under management contracts is generally passed through to the facility owner. Most management contracts have no cost of parking services related to them as all costs are reimbursable to APCOA/Standard by the client. Several APCOA/Standard contracts, however, require APCOA/Standard to pay for certain costs that are offset by larger management fees. These contracts tend to be large airport properties with high cost structures.

         General and administrative expenses. General and administrative expenses include primarily salaries, wages, travel and office related expenses for the headquarters and field office and supervisory employees.

SUMMARY OF OPERATING FACILITIES

         The following table reflects the Company's facilities at the end of the periods indicated taking into consideration the combination with Standard Parking Corporation and affiliates ("Standard") and other acquisitions on a pro forma basis:


                                               JUNE 30, 1998         DECEMBER 31, 1997         JUNE 30, 1997
                                               -------------         -----------------         -------------
     MANAGED FACILITIES:
         APCOA/Standard Parking................        659                   607                     544
         Other Acquisitions....................        354                   187                      55
                                                   -------               -------                 -------
              Combined.........................      1,013                   794                     599


     LEASED FACILITIES:
         APCOA/Standard Parking................        260                   262                     265
         Other Acquisitions....................         99                    46                      25
                                                   -------               -------                 -------
              Combined.........................        359                   308                     290
                                                   -------               -------                 -------
     TOTAL FACILITIES..........................      1,372                 1,102                     889
                                                   =======               =======                 =======


RESULTS OF OPERATIONS

         Gross customer collections consist of gross receipts collected at all leased and managed properties, including unconsolidated affiliates. Gross customer collections increased $175.2 million, or 153.8%, to $289.1 million in the second quarter of 1998 compared to $113.9 million in the second quarter of 1997. This increase is attributable to $146.4 million from the combination with Standard and $28.8 million from the addition of other locations during the period. Gross customer collections increased $195.3 million, or 87.8%, to $417.7 million in the first half of 1998 compared to $222.4 million in the first half of 1997. This increase is attributable to $146.4 million from the combination with Standard and $48.9 million from the addition of other locations during the period.

         In analyzing gross margins of APCOA/Standard, it should be noted that the cost of parking services in connection with the provision of management services is generally paid by the clients. Margins for lease arrangements are significantly impacted by variables other than operating performance, such as the ability to charge higher parking rates in different cities and widely varying space utilization by parking facility type.

         The following should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto in Item 1.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

         Parking services revenue--leases. Lease revenue increased $16.3 million, or 66.4%, to $41.0 million in the second quarter of 1998 as compared to $24.7 million in the second quarter of 1997. This increase was driven by revenue from acquisitions of $14.9 million and core business growth of $1.4 million.

         Parking services revenue--management contracts. Management contract revenue increased $4.0 million, or 97.2%, to $8.0 million in the second quarter of 1998 as compared to $4.0 million in the second quarter of 1997. This increase resulted primarily from management contracts added through acquisitions.

         Cost of parking services--leases. Cost of parking for leases increased $14.9 million, or 71.2%, to $35.8 million in the second quarter of 1998 from $20.9 million in the second quarter of 1997. This increase resulted from $13.6 million from acquired leases and $1.3 million from expense growth at existing locations. Gross margin for leases declined to 12.8%, for the second quarter of 1998 compared to 15.2% for the second quarter of 1997. This reduction was caused by the average gross margin or acquired leases being lower than existing leases.

         Cost of parking services--management contracts. Cost of parking for management contracts increased by $0.4 million, or 15.3%, to $2.6 million in the second quarter of 1998 from $2.2 million in the second quarter of 1997. This increase resulted from minor additional costs for acquired management contracts and cost increases at existing locations. Gross margin for management contracts improved to 67.9% in the second quarter of 1998 compared to 45.2% for the second quarter of 1997. This improvement in margin results from the relative mix of locations that were added compared to those already in the contract portfolio. The new locations do not carry any cost of parking since all of these costs are paid by the clients while some of the older management contracts do carry some costs.

         General and administrative expenses. General and administrative costs increased $2.7 million, or 81.8%, to $5.9 million for the second quarter of 1998 as compared to $3.2 million for the second quarter of 1997. This increase resulted primarily from increases in field administrative costs associated with the acquisitions.

         Other income and expenses. Interest expense, net of interest income, totaled $4.3 million in the second quarter of 1998, an increase of $3.5 million from the second quarter of 1997. This increase resulted from the debt financing incurred in connection with the combination with Standard in March 1998, partially offset by the resulting interest earned on excess cash balances. Minority interest expense for the second quarter of 1998 totaled $0.1 million while income taxes for the same period were $0.03 million. These amounts were reasonably consistent with the second quarter of 1997.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

         Parking services revenue--leases. Lease revenue increased $17.7 million, or 36.8%, to $65.7 million in the first half of 1998 as compared to $48.0 million in the first of 1997. This increase was driven by revenue from acquisitions of $15.4 million and core business growth of $4.1 million, partially offset by two terminated leases of $1.8 million.

         Parking services revenue--management contracts. Management contract revenue increased $4.4 million, or 57.5%, to $12.1 million in the first half of 1998 as compared to $7.7 million in the first half of 1997. This increase resulted primarily from the impact of management contracts added through acquisitions.

         Cost of parking services--leases. Cost of parking for leases increased $16.0 million, or 39.1%, to $57.1 million in the first half of 1998 from $41.1 million in the first half of 1997. This increase resulted from $13.9 million from acquired leases, savings of $1.7 million from terminated leases and $3.8 million from expense growth at existing locations. Gross margin for leases declined to 13.1% for the first half of 1998 compared to 14.5% for the first half of 1997. This decline resulted from the average gross margin on acquired leases being approximately 10%, which drove down the average lease gross margin.

         Cost of parking services--management contracts. Cost of parking for management contracts increased by $0.2 million, or 4.6%, to $4.8 million in the first half of 1998 from $4.6 million in the first half of 1997. This increase resulted from minor additional costs for acquired management contracts and cost increases at existing locations. Gross margin for management contracts improved to 60.2% in the first half of 1998 compared to 40.1% for the first half of 1997. As noted above, this improvement results from the relative mix of locations that were added compared to those already in the contract portfolio. The new locations do not carry any cost of parking since all of these costs are paid by the clients while some of the older management contracts do carry some costs.

         General and administrative expenses. General and administrative costs increased $3.2 million, or 51.4% to $9.4 million for the first half of 1998 as compared to $6.2 million for the first half of 1997. This increase resulted primarily from increases in field administrative costs associated with the acquisitions and inflation.

         Restructuring charge. APCOA/Standard took a $14.1 million restructuring charge in the first quarter of 1998 which was based upon a thorough analysis of the costs associated with implementing the business plan of consolidating the Company's headquarters in Chicago and costs related to APCOA staff reductions. The charge included (A) $5.0 million of relocation costs in connection with the headquarters relocation of the Company, the relocation of two major field offices, moving the families of 20 Cleveland headquarters staff members to Chicago and other relocations within the field organization, (B) $5.4 million in severance costs consisting of cash compensation to 54 people whose employment was terminated, (C) the write-off of $2.4 million of assets that will no longer be used in the business consisting of $0.7 million of capitalized assets which were abandoned as a result of the combination with Standard and $1.7 million of software development costs and (D) $1.3 million of other restructuring costs, the largest component of which was a $1.0 million increase in insurance reserves resulting from a planned buyout of the insurance program of APCOA in connection with the combination of the APCOA and Standard insurance programs. The $11.7 million cash component of this restructuring charge is expected to be disbursed by the end of 1998.

         Other income and expenses. Interest expense, net of interest income, totaled $5.2 million in the first half of 1998 up $3.6 million from the first half of 1997 due to the debt financing incurred in connection with the combination with Standard and other acquisitions. Earnings for the first quarter of 1998 included an extraordinary loss of $2.8 million which was comprised of $2.1 million from a prepayment penalty for early extinguishment of debt and $0.7 million from a write-off of the unamortized balance of deferred financing costs associated with the extinguished debt. Minority interest expense for the first half of 1998 totaled $0.3 million while income taxes for the same period were $0.1 million. Since the profit from joint venture contracts has not fluctuated and the tax loss carryforward remains in place, these amounts were reasonably consistent with the first half of 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had $14.8 million of working capital at June 30, 1998 as compared to a $17.1 million working capital deficit at December 31, 1997. This significant fluctuation resulted primarily from the excess cash that the Company received pursuant to the debt financing incurred in connection with the combination with Standard. The Company had cash and cash equivalents of $41.5 million at June 30, 1998 compared to $3.3 million at December 31, 1997. This increase was partially offset by the increase in accrued liabilities reflecting the restructuring charge of $14.1 million in March 1998 and other purchase accounting reserves that were recorded in March 1998. The majority of the balance in these restructuring accruals will be disbursed during the remainder of 1998.

         Net cash used in operating activities totaled $10.5 million for the first half of 1998 compared to $6.2 million for the first half of 1997. This increase in cash used resulted from the $2.1 million prepayment penalty for early extinguishment of debt and other restructuring expenses.

         Cash used in investing activities totaled $84.9 million in the first half of 1998 compared to $1.6 million in the same period of 1997. The change was a result of the acquisition of Standard and Dixie Parking by the Company in the first quarter of 1998 and the acquisitions of Executive Parking and Century Parking and Sentry Parking in the second quarter of 1998. In addition, the Company expended $2.8 million in capital purchases in the first half of 1998 compared to $.7 million in the first half of 1997. This increase resulted from the acquisition of a 12 year lease in March, 1998.

         Cash generated from financing activities totaled $133.5 million in the first half of 1998 compared to $8.9 million for the first half of 1997. The first half of 1998 included $189.6 million of proceeds from the issuance of debt, $41.9 million in debt repayments, and $8.0 million for the redemption of preferred stock. These transactions were consummated in connection with the combination with Standard and other acquisitions. Cash from financing activities for the first half of 1997 was driven primarily by an increase in the working capital revolver due to seasonal working capital swings.

         APCOA/Standard has lease commitments of $51.4 million for fiscal 1998. The leased properties generate sufficient cash flow to meet the base rent payments.

         In connection with the combination with Standard, APCOA entered into a new credit facility for $40.0 million of secured revolving credit. Borrowings under the credit facility bear interest at variable rates based, at the Company's option, either on LIBOR, the overnight federal funds rate, or the bank's base rate. The credit facility contains certain covenants with which the Company must comply, including restrictions on debt limits relative to EBITDA, capital expenditures, and other customary requirements.

         The Company's primary capital requirements are for working capital, capital expenditures and debt service. The Company believes that cash flow from operating activities, cash and cash equivalents and borrowings under the new credit facility will be adequate to meet the Company's short-term liquidity requirements prior to the maturity of its long-term indebtedness, although no assurance can be provided in this regard.

         The Company will be relocating its headquarters office to 900 North Michigan Avenue, Chicago, Illinois, 60611 in October of 1998. It is expected that the costs to improve and furnish the space for the new office will approximate $3.7 million which will be capitalized as expended.

         If the Company identifies investment opportunities requiring cash in excess of the Company's cash flows and existing cash, the Company may borrow under the new credit facility, or may seek additional sources of capital including the sale or issuance of common stock. The Company has in the past utilized non-recourse financing to fund specific projects and is presently negotiating a $1.8 million non-recourse financing facility to fund improvements at two parking facilities which are being made in consideration of the contract extension and new agreement granted to the Company.

         The Company has in the past and expects in the future to pursue a strategy of growth through acquisition. On June 1, 1998, APCOA/Standard completed the acquisition of Century Parking and Sentry Parking for consideration consisting of $5.2 million in cash at closing and $1.0 million payable on the third anniversary of the closing date. The results of operations of Century Parking and Sentry Parking prior to acquisition were not material to the Company. In addition, on September 1, 1998 APCOA/Standard acquired the capital stock of Virginia Parking Service, Inc. ("VAPARK") for $2.7 million in cash, subject to adjustment, plus an additional aggregate amount of up to $1.25 million payable over the five-year period immediately following the closing. The results of operations of VAPARK prior to acquisition will not be material to the Company. The Company is currently in negotiations with respect to several possible acquisitions, none of which are "probable" as of the date hereof. There can be no assurance as to the Company's ability to effect future acquisitions, nor as to the effect of any such acquisition on the Company's operations, financial condition and profitability.

SUBSEQUENT EVENTS

         On August 4, 1998, the Company repurchased the 10% of its common stock and all warrants to purchase additional common stock held by a minority investor for $4.0 million in cash. This transaction was entered into pursuant to a put/call agreement dated April 1989. The repurchase was funded by an inter-company loan from APCOA/Standard.

YEAR 2000

         The Company has tested its computer systems and applications for compliance with Year 2000 issues and believes that its computer systems and applications are Year 2000 compliant and that Year 2000 issues will not have a significant impact on the Company's operations or liquidity.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

         This quarterly report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, the discussions of the Company's expectations concerning its future profitability, the discussion of the Company's strategic relationships, discussions about Year 2000 compliance plans, and the Company's operating and growth assumptions regarding certain matters, including anticipated cost savings, in preparation of the unaudited financial information. Investors are cautioned that forward-looking statements involve risks and uncertainties. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART II  OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

       None

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

       None

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

       None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None

ITEM 5.       OTHER INFORMATION

       None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)   Exhibits:

               EXHIBIT
               NUMBER                                      DESCRIPTION

                 4.1      --   Indenture, dated as of March 30, 1998, by and
                               among AP Holdings, Inc. and State Street Bank and
                               Trust Company, with respect to the New Notes
                               (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement Form S-4 No.
                               333-50433 filed April 17, 1998, as amended on June 9, 1998, July 15, 1998, August 11, 1998 and
                               August 14, 1998).

                 4.2      --   Form of New Note (incorporated by reference to
                               Exhibit 4.1 to the Registrant's Registration
                               Statement Form S-4 No. 333-50433 filed April 17,
                               1998, as amended on June 9, 1998, July 15, 1998,
                               August 11, 1998 and August 14, 1998).

                27.1      --   Financial Data Schedule


------------------------


              (b)   Reports on Form 8-K

                    No current report on Form 8-K was filed by AP Holdings, Inc. during the quarter ended June 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                                     AP Holdings, Inc.
                                                     (Registrant)



September 28, 1998
                                    By:     /s/ G. Walter Stuelpe, Jr.,
                                         ------------------------------------
                                               G. Walter Stuelpe, Jr.,
                                         Chief Executive Officer, President
                                                    and Director




September 28, 1998
                                    By:     /s/ Michael J. Celebrezze
                                         ------------------------------------
                                               Michael J. Celebrezze,
                                                      Treasurer

                               INDEX TO EXHIBITS



               EXHIBIT
               NUMBER                                                 DESCRIPTION
               -------                                                -----------

                 4.1      --   Indenture, dated as of March 30, 1998, by and among AP Holdings, Inc. and State
                               Street Bank and Trust Company, with respect to the New Notes (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement Form S-4
                               No. 333-50433 filed April 17, 1998, as amended on June 9, 1998, July 15, 1998,
                               August 11, 1998 and August 14, 1998).

                 4.2      --   Form of New Note (incorporated by reference to Exhibit 4.1 to the Registrant's
                               Registration Statement Form S-4 No. 333-50433 filed April 17, 1998, as amended on June 9, 1998, July 15, 1998, August 11, 1998 and August 14, 1998).

                27.1      --   Financial Data Schedule