Form 10-K405
period 1998-12-31
AP HOLDINGS INC
filed 1999-03-31
CIK 835928

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                      ------------------------------------
                                   FORM 10-K

               [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                         OF THE SECURITIES EXCHANGE ACT
        OF 1934, FOR THE TRANSITION PERIOD FROM           TO

                       COMMISSION FILE NUMBER: 333-50433
                      ------------------------------------

                               AP HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      06-1269403
       (State or other jurisdiction of              (I.R.S. Employer Identification No.)
        incorporation or organization)

                             900 N. MICHIGAN AVENUE
                          CHICAGO, ILLINOIS 60611-1542
                    (Address of principal executive offices)

                                 (312) 274-2000
              (Registrant's telephone number, including area code)

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE. SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting and non-voting shares of common stock held by non-affiliates of the registrant is not applicable as there is not a public market for such stock. As of March 31, 1999, there were 7,920 shares of common stock of the registrant outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, the discussions of AP Holdings, Inc. ("AP Holdings") expectations concerning its future profitability, the discussion of AP Holdings's strategic relationships, discussions about Year 2000 compliance plans, and AP Holdings operating and growth assumptions regarding certain matters, including anticipated cost savings. Investors are cautioned that forward-looking statements involve risks and uncertainties. Although AP Holdings' believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by AP Holdings or any other person that the objective and plans of AP Holdings will be achieved.

ITEM 1. BUSINESS

GENERAL

     AP Holdings is a subsidiary of Holberg Industries, Inc. ("Holberg"), which owns 84% of the outstanding voting stock of APCOA/Standard Parking, Inc. ("APCOA/Standard" or "the Company"), formerly known as APCOA, Inc. ("APCOA"). APCOA/Standard accounts for all of AP Holdings' assets and AP Holdings conducts substantially all of its business through APCOA/Standard. APCOA/Standard is a leading national provider of parking facility management services. The Company provides on-site management services at multi-level and surface parking facilities in the two major markets of the parking industry: urban parking and airport parking. The Company manages 1,636 parking facilities, containing approximately 800,000 parking spaces in over 60 cities across the United States and Canada. AP Holdings' gross customer collections, parking services revenue, gross profit and net income (loss) for the years ended December 31, 1998 and 1997 were $1,026.1 and $476.2 million, $195.5 and $117.7 million, $40.3 and
$22.9 million and ($27.0) and $1.9 million, respectively.

     The Company believes that its superior management services coupled with its focus on increasing market share in select core cities helps to maximize profitability per parking facility. The Company believes that it enhances its leading position by providing: (i) Ambiance in Parking(R), an approach to parking that includes a number of on-site, value-added services and amenities;
(ii) state-of-the-art information technology, including Client View(R), a proprietary client reporting system which allows the Company to provide clients with real-time access to site-level financial and operating information; and
(iii) award-winning training programs for on-site employees that promote customer service and client retention. In addition, the Company believes that it distinguishes itself from its competitors because of its long-standing experience in securing contracts, particularly with regard to the airport parking market.

     The Company's diversified client base includes some of the nation's largest owners and developers of major office building complexes, shopping centers, sports complexes, hotels and hospitals, in excess of 1,500 locations. In addition, the Company manages parking operations at 133 locations at 65 airports, including many of the major airports in North America.

     The Company does not own any parking facilities and, as a result, the Company assumes none of the risks of real estate ownership. The Company operates its clients' parking properties through two types of arrangements: management contracts and leases. Under a management contract, the Company typically receives a base monthly fee for managing the property, and may also receive an incentive fee based on the achievement of facility revenues above a set amount. In some instances, the Company also receives certain fees for ancillary services. Typically, all of the underlying revenues and expenses under a management contract flow through to the property owner, not to the Company. Under lease arrangements, the Company generally pays either a fixed annual rental, a percentage of gross customer collections, or a combination thereof to the property owner. The Company collects all revenues under lease arrangements and is responsible for most operating expenses, but it is typically not responsible for major maintenance or capital expenditures. As of December 31, 1998, the Company operated approximately 73% of its 1,636 parking facilities under management contracts and approximately 27% under leases. Renewal rates for the Company's management contracts and leases averaged approximately 95% for the last three years.

THE COMBINATION

     Pursuant to the Combination Agreement, dated as of January 15, 1998 by and among Myron C. Warshauer, Stanley Warshauer, Steven A. Warshauer, Dosher Partners, L.P., a Delaware limited partnership, SP Parking Associates, an Illinois general partnership, and SP Associates, an Illinois general partnership (collectively, the "Standard Owners") and APCOA, APCOA acquired (the "Combination"), on March 30, 1998, all of the outstanding capital stock, partnership and other equity interests of Standard Parking Corporation, an Illinois corporation; Standard Auto Park, Inc., an Illinois Corporation; Standard Parking Corporation MW, an Illinois corporation; Standard Parking, L.P., a Delaware limited partnership; Standard Parking Corporation IL, an Illinois corporation; and Standard/Wabash Parking Corporation, an Illinois corporation (all such entities, collectively, "Standard") for consideration consisting of $65.0 million in cash, 5.01 shares or 16%, of the common stock of the Company outstanding as of January 15, 1998, and the assumption of certain liabilities including a $5.0 million consulting and non-compete obligation for one of the former owners of Standard, which represents the current value of the payments to be made, as determined by consulting actuaries. In addition, on March 30, 1998, APCOA paid to the Standard Owners $2.8 million, generally representing Standard's earnings from January 1, 1998 through the date of the Combination and Standard's cash on hand at such time.

     In connection with the Standard acquisition, on March 30, 1998 the Company issued $140 million principal amount of 9 1/4% Senior Subordinated Notes due 2008 in a Rule 144A private placement. Effective September 14, 1998 the Company completed an offer to exchange all the outstanding Senior Subordinated Notes with new notes with substantially identical terms that are registered under the Securities Act of 1933.

     Upon the closing of the Combination, the Company entered into a $40.0 million secured revolving Senior Credit Facility with The First National Bank of Chicago. Borrowings under the Senior Credit Facility bear interest at variable rates based, at the Company's option, either on LIBOR, the federal funds rate, or the Agent's base rate.

     Also in connection with the Combination, AP Holdings contributed $40.7 million of cash to the Company in exchange for $40.7 million initial liquidation preference of new preferred stock of the Company. The contribution was financed through AP Holdings' offering of $70.0 million in aggregate principal amount of its 11 1/4% Senior Discount Notes due 2008.

OTHER ACQUISITIONS

     On January 22, 1998 the Company acquired the assets of Huger Parking Company, LLC, d/b/a Dixie Parking, for $1.0 million in cash and $3.2 million in notes payable. On May 1, 1998, the Company acquired the remaining 76% interest in Executive Parking Industries, LLC, through acquisition of its parent company, for $7.0 million in cash. On June 1, 1998, the Company completed the acquisition of Century Parking, Inc., a California corporation ("Century Parking"), and Sentry Parking Corporation, a California corporation ("Sentry Parking"), for consideration consisting of $5.2 million in cash at closing and up to $1.0 million payable on the third anniversary of the closing date. On September 1, 1998, APCOA/Standard acquired the capital stock of Virginia Parking Service, Inc., for $2.7 million in cash including direct costs, and up to $1.25 million in notes.

INDUSTRY OVERVIEW

     General. The International Parking Institute, a trade organization of parking professionals, estimates that as of December, 1997 there were 35,000 parking facilities in the United States generating over $26.0 billion in gross customer collections. The parking industry is highly fragmented, with over 1,700 commercial parking operators in the United States, as estimated by the Parking Market Research Company, an independent research company. Industry participants, the vast majority of which are privately-held companies, consist of relatively few nationwide companies and a large number of small regional or local operators, including a substantial number of companies providing parking as an ancillary service in connection with property management or ownership.

Clients of parking facility managers include the owners of office buildings, major airports, shopping centers, sports complexes, hotels and hospitals, which provide parking to customers.

     Operating Arrangements. Parking facilities operate under two general types of arrangements: management contracts and leases. The general terms and benefits of these two types of arrangements are as follows:

          Management Contracts. Under a management contract, the facility manager generally receives a base monthly fee for managing the facility and often receives an incentive fee based on the achievement of facility revenues above a base amount. Facility managers generally charge fees for various ancillary services such as accounting, equipment leasing and consulting. Responsibilities under a management contract include hiring, training and staffing parking personnel, and providing collections, accounting, record-keeping, insurance and facility marketing services. In general, the facility manager is not responsible for structural or mechanical repairs, and typically is not responsible for providing security or guard services. Under typical management contracts, the facility owner is responsible for operating expenses such as taxes, license and permit fees, insurance premiums, payroll and accounts receivable processing and wages of personnel assigned to the facility. In addition, the facility owner is responsible for non-routine maintenance, repair costs and capital improvements. The typical management contract is for a term of one to three years (though the owner often reserves the right to terminate, without cause, on 30 days' notice) and may contain a renewal clause.

          Leases. Under a lease arrangement, the parking facility operator generally pays either a fixed annual rent, a percentage of gross customer collections, or a combination thereof to the property owner. The parking facility operator collects all revenues and is responsible for most operating expenses, but is typically not responsible for major maintenance. In contrast to management contracts, lease arrangements are typically for terms of three to ten years and typically contain a renewal term, and provide for a fixed payment to the facility owner regardless of the operating earnings of the parking facility. As a result, leased facilities generally require a longer commitment and a larger capital investment by the parking facility operator than do managed facilities.

     Parking Industry Markets. The parking industry is comprised of two major markets: urban parking and airport parking. The urban parking market consists of many sub-markets with differing clients including commercial, office, residential, event, entertainment, retail, shopping centers, hospitals and hotels. In contrast, the airport parking market consists of a relatively small number of clients with large revenue-generating parking operations and needs that are unique to airport parking facilities.

     Industry Growth Dynamics. A number of opportunities for growth exist for parking facility operators:

          Industry Consolidation. There are many opportunities for industry consolidation, both domestically and abroad. Consolidation among operators provides opportunity to achieve accelerated growth in the parking industry because of the limitations on growth in revenues of existing operations. While some growth in revenues from existing operations is possible through redesign, increased operational efficiency or increased facility use and prices, such growth is ultimately limited by the size of a facility and market conditions.

          Privatization of Government-Owned and Operated Facilities. Additional growth in the industry has been a function of the trend for parking facility owners to move from owner-operation to outsourcing the management of operations to private operators. This is particularly true in the case of privatization of government operations and facilities, which is resulting in new opportunities for the parking industry. The Company believes that cities and municipal authorities are increasingly retaining private firms to operate facilities and parking-related services in an effort to reduce operating budgets and increase efficiency.

          Expanding Relationships with Large Property Managers, Owners and Developers. Generally, the overall parking industry expansion is created by new construction of parking facilities by property managers, owners and developers. Because new construction in the United States slowed in the late 1980s and has only gradually begun to increase in recent years, growth for parking facility operators during such period generally resulted from more established parking facility operators leveraging their relationships with property managers and owners to take market share from smaller companies. As new construction of parking facilities increases, the Company believes that facility operators with established relationships with such parking facility developers can leverage such relationships to capture incremental market share.

BUSINESS STRATEGY AND COMPETITIVE ADVANTAGES

     The Company believes its innovative parking facility amenities, services and management, coupled with its state-of-the-art information technology and reporting systems, position the Company to enhance its standing as a leading provider of parking services. Specific elements of the Company's business strategy and competitive advantages include:

          Focus on Core Cities. Part of the Company's business strategy is to focus on increasing system-wide profitability by maximizing operating leverage. As part of this strategy, the Company operates in certain core cities and realizes certain economies of scale, including the ability to spread administrative overhead costs across a large number of parking facilities in a single market.

          Stable Operating Portfolio. From 1994 to 1998, the Company reduced exposure to increasing cost of parking services by (i) increasing the proportion of its management contracts, which generally pass cost of parking services on to the Company's clients, and (ii) maintaining low minimum rental commitments under its non-cancelable leases. Additionally, the Company's average management and lease contract renewal rate over the last three years was approximately 95%.

          Strategic Growth Through Acquisitions. The parking industry is highly fragmented, with over 1,700 commercial parking operators. In addition to pursuing individual contracts, the Company is seeking to capitalize on this industry fragmentation by pursuing a focused acquisition strategy which includes: (i) acquiring parking management companies within core cities and targeted growth markets where the Company believes it can attain a significant market share, and (ii) acquiring larger, regional parking management companies. APCOA and Standard, combined, have successfully acquired and integrated eight companies with 419 new facilities over the past five years.

          Leading Client Base. The Company's diversified, long-standing customer base comprises many of the premier national property management and ownership organizations in the United States and Canada. The Company is a market leader in airport parking, operating approximately 133 parking facilities at 65 airports in the United States and Canada. The Company's focus on select core cities enables the Company to maintain broader and stronger relationships with the local client base, which the Company believes improves its client retention rates and its ability to compete for new contracts.

          Value-Added Services and Award-Winning Information Systems. The Company believes that it can continue to increase profitability and attract new clients by providing: (i) Ambiance in Parking(R); (ii) state-of-the-art information technology, including Client View(R); and (iii) award-winning training programs for on-site employees. In addition, these capabilities facilitate development opportunities that typically lead to long-term lease and management contracts on new facilities.

AMBIANCE IN PARKING(R)

     The Company offers a comprehensive package of value-added, on-site parking services and amenities which the Company characterizes as Ambiance in Parking(R). The package includes:

     Patented Musical Theme Floor Reminder System. The Company's patented musical theme floor reminder system is designed to help customers remember the garage level on which they had parked. A different song is played on each floor of the parking garage. Each floor also displays distinctive signs and graphics which correspond with the floor's theme. For example, in one garage with U.S. cities as a theme, songs played include "I Left My Heart in San Francisco" on one floor and "New York, New York" on a different floor. Other garages have themes such as college fight songs, broadway musicals, classic movies and professional sports teams.

     Books-To-Go(R) is an audiotape library which is provided free-of-charge for monthly parkers.

     ParkNet(R) traffic information system allows parking customers to obtain continuous, site-specific traffic reports relating to current traffic conditions on area expressways as well as the routes utilized to get from the specific parking facility to the expressways.

     CarCare service program is provided in conjunction with Midas International Corporation. Parking customers can have their cars picked up from the parking facility, serviced and returned before the end of the business day.

     Standard Parking Exchange(TM) entitles monthly parkers at participating locations to free parking for one hour per day at other participating locations.

     Complimentary Windshield and Headlight Cleaning. During off-peak hours, the Company's parking attendants clean windshields and headlights of cars and place a card on the windshield informing the parking customer that this service has been provided.

     Emergency Car Services. The Company offers complimentary services such as battery starts, lost car assistance, tire inflation, tire change and vehicle escort service.

STATE-OF-THE-ART INFORMATION TECHNOLOGY

     The Company's information technology provides valuable benefits to the Company's clients. Client View(R), a proprietary Windows(R)-based client reporting system, allows the Company's clients to access, on a real-time basis, site-level financial and operating information.

     The Company has created advanced information systems that connect local offices across the country to its corporate office. A centralized staff provides accounting and administrative expertise and controls that eliminate duplication of administrative and accounting functions at the field level. ParkStat(R), one of the Company's proprietary software tools, enhances the performance of parking facilities managed by the Company. By automatically polling information from on-site collection devices, ParkStat(R) uses location-specific information to calculate the impact of pricing alternatives, optimize staffing levels, improve forecasting and assist in long-range planning. Technological innovations such as an automated credit card lane and a radio-activated hands-free parking access system allow fast and hassle-free service for parking customers.

COMPETITION

     The parking industry is fragmented and highly competitive, with limited barriers to entry. The Company faces direct competition for additional facilities to manage or lease and the facilities currently operated by the Company face competition for employees and customers. The Company competes with a variety of other companies to add new operations. Although there are relatively few large, national parking companies that compete with the Company, developers, hotel companies, and national financial services companies also have the potential to compete. Municipalities and other governmental entities also operate parking facilities that compete with the Company. The Company also faces competition from local owner-operators of facilities who are potential clients for the Company's management services. Construction of new parking facilities near the Company's existing facilities could adversely affect the Company's business.

REGULATION

     The Company's business is not substantially affected by direct governmental regulation, although parking facilities are sometimes directly regulated by both municipal and state authorities. The Company is affected by laws and regulations (such as zoning ordinances) that are common to any business that deals with real estate and by regulations (such as labor and tax laws) that affect companies with a large number of employees. In addition, several state and local laws have been passed in recent years that encourage car pooling and the use of mass transit, including, for example, a Los Angeles, California law prohibiting employers from reimbursing employee parking expenses. Laws and regulations that reduce the number of cars and vehicles being driven could adversely impact the Company's business.

     Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws typically impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In connection with the operation of parking facilities, the Company may be potentially liable for any such costs. Although the Company is currently not aware of any material environmental claims pending or threatened against it or any of the parking facilities which it operates, there can be no assurance that a material environmental claim will not be asserted against the Company or against the parking facilities which it operates. The cost of defending against claims of liability, or of remediating a contaminated property, could have a material adverse effect on the Company's financial condition or result of operations.

     Various other governmental regulations affect the Company's operation of parking facilities, both directly and indirectly, including the ADA. Under the ADA, all public accommodations, including parking facilities, are required to meet certain federal requirements related to access and use by disabled persons. For example, the ADA requires parking facilities to include handicapped spaces, headroom for wheelchair vans, attendants' booths that accommodate wheelchairs, and elevators that are operable by disabled persons. When negotiating management contracts and leases with clients, the Company generally has the property owner contractually assume responsibility for any ADA liability in connection with the property; however, there can be no assurance that the property owner has assumed such liability for any given property and there can be no assurance that the Company would not be held liable despite assumption of responsibility for such liability by the property owner. Management believes that the parking facilities the Company operates are in substantial compliance with ADA requirements.

EMPLOYEES

     AP Holdings does not have any paid employees. As of December 31, 1998, the Company employed approximately 11,700 individuals, including approximately 7,000 full-time and 4,700 part-time employees. The Company believes that its employee relations are good.

INTELLECTUAL PROPERTY

     The APCOA name and logo and the Standard name and logo are registered with the United States Patent and Trademark Office. In addition, the Company has registered the names and, as applicable, the logos of all material subsidiaries and divisions of the Company in the United States Patent and Trademark Office or the equivalent State registry, including the right to the exclusive use of the name Central Park in the Chicago metropolitan area. The Company has also obtained a United States patent for its Multi-Level Vehicle Parking Facility (the Musical Theme Floor Reminder System) and trademark protection for its proprietary parker programs, such as Books-To-Go(R) and Ambiance in Parking(R). Proprietary software developed by the Company, such as Client View(R), Hand Held Program(R), License Plate Inventory Program(R) and ParkStat(C) are registered in the United States Copyright Office.

ITEM 2. PROPERTIES

PARKING FACILITIES

     The Company operates parking facilities in 38 states, Washington D.C. and three provinces of Canada pursuant to management contracts or leases. The Company does not currently own any parking facilities. The following table summarizes certain information regarding the Company's facilities as of December 31, 1998:

                                                                     # LOCATIONS                     # SPACES
                                                              -------------------------    -----------------------------
  STATES/PROVINCES           AIRPORTS AND URBAN CITIES        AIRPORT    URBAN    TOTAL    AIRPORT     URBAN      TOTAL
  ----------------       ---------------------------------    -------    -----    -----    -------    -------    -------
  Alabama                Airports.........................        3                   3     1,430                  1,430
  Arizona                Phoenix..........................                 17        17                12,423     12,423
  British Columbia       Vancouver, Victoria..............                  5         5                 2,236      2,236
  California             Los Angeles, Long Beach,
                         Sacramento, San Diego, San
                         Francisco, and San Jose, and
                         Airports.........................        9       393       402    23,940     139,811    163,751
  Colorado               Colorado Springs, Denver and
                         Airports.........................        4        16        20     4,813       7,456     12,269
  Connecticut            Greenwich, Stamford and
                         Airports.........................        6         7        13     4,501       5,170      9,671
  Delaware               Wilmington.......................                  1         1                   500        500
  District of Columbia   Washington, D.C..................                 42        42                14,611     14,611
  Florida                Miami, Orlando, Pensacola and
                         Airports.........................        7        27        34     3,820      12,414     16,234
  Georgia                Atlanta and Airports.............        2        28        30     2,142      10,548     12,690
  Hawaii                 Honolulu and Airports............        3        57        60     2,393      19,281     21,674
  Idaho                  Airport..........................        1                   1       376                    376
  Illinois               Chicago and Airports.............        5       173       178    22,505      94,470    116,975
  Indiana                Fort Wayne, Indianapolis and
                         Airport..........................        1        20        21     1,234       4,935      6,169
  Kansas                 Topeka...........................                  1         1                   310        310
  Kentucky               Louisville and Airports..........        2         2         4     7,136         676      7,812
  Louisiana              New Orleans and Airport..........        1        54        55     1,302      12,295     13,597
  Maine                  Airports.........................        3                   3     1,299                  1,299
  Maryland               Baltimore, Bethesda..............                 23        23                 4,971      4,971
  Massachusetts          Boston, Worcester and Airports...        2       135       137       645      53,254     53,899
  Michigan               Detroit and Airports.............        6         8        14    17,373       3,447     20,820
  Minnesota              Minneapolis, Rochester, St. Paul
                         and Airports.....................        6        47        53    11,550      18,749     30,299
  Missouri               Kansas City and Airports.........       10        79        89     8,016      13,485     21,501
  Montana                Great Falls and Airports.........        5         4         9     2,432       1,906      4,338
  Nebraska               Airport..........................        1                   1     1,361                  1,361
  Nevada                 Las Vegas, Reno..................                  5         5                 1,618      1,618
  New York               Buffalo, New York, Rochester, and
                         Airports.........................       10        15        25     9,312      23,990     33,302
  North Dakota           Bismarck, Fargo..................                  2         2                 1,415      1,415
  Ohio                   Akron, Cleveland, Columbus,
                         Toledo and Airports..............       14        93       107    15,953      44,149     60,102
  Oklahoma               Airport..........................        1                   1       990                    990
  Ontario                Hamilton, Toronto and Airports...        2        38        40     2,000      27,765     29,765
  Oregon                 Airport..........................        1                   1       433                    433
  Pennsylvania           Philadelphia, Pittsburgh and
                         Airports.........................        2         2         4     1,331       1,181      2,512
  Quebec                 Airports.........................        3                   3     9,405                  9,405
  Rhode Island           Providence.......................                  6         6                 1,899      1,899
  South Carolina         Airports.........................        4                   4     4,232                  4,232
  South Dakota           Airports.........................        2                   2     1,508                  1,508
  Tennessee              Memphis, Nashville and
                         Airports.........................        2        18        20     3,077       7,237     10,314
  Texas                  Houston, Dallas, Fort Worth and
                         Airports.........................        4        61        65     4,341      44,766     49,107
  Virginia               Alexandria, Arlington, Richmond,
                         Virginia Beach and Airports......        6       115       121     3,468      24,144     27,612
  Washington             Seattle and Airports.............        2         6         8       822       4,081      4,903
  Wisconsin              Milwaukee and Airports...........        3         3         6     1,512       2,013      3,525
                                                                ---      -----    -----    -------    -------    -------
                         TOTALS...........................      133      1,503    1,636    176,652    617,206    793,858
                                                                ===      =====    =====    =======    =======    =======

     The Company has interests in 18 joint ventures that each operate between one and three parking facilities. The Company is the general partner of three limited partnerships which operate a single parking facility and one limited partnership which operates five parking facilities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Summary of Operating Facilities."

     The Company leases approximately 37,000 square feet of office space for its corporate offices in Chicago, Illinois. The lease expires in 2008, and includes a renewal option for an additional five years. The lease also includes expansion options for up to 12,000 additional square feet of space, and the Company has a right of first refusal on 25,000 square feet more. The Company believes that the leased facility, together with expansion options, is adequate to meet current and foreseeable future needs.

     The Company also leases regional facilities. These lease agreements generally include renewal and expansion options, and the Company believes that these facilities are adequate to meet its current and foreseeable future needs.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     None.

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     There is no public trading market for the common stock of AP Holdings. AP Holdings did not pay a dividend in respect of its common stock in 1998, 1997 or 1996. The indenture governing AP Holdings' Senior Discount Notes limits the ability of AP Holdings and APCOA/Standard to pay cash dividends. Unless AP Holdings meets certain financial ratios, neither AP Holdings nor the Company may pay cash dividends except those payable in additional shares stock or proceeds therefrom. AP Holdings paid dividends in respect of its preferred stock in additional shares of preferred stock, aggregating $3,163, $3,697 and $3,293 in 1998, 1997 and 1996, respectively.

     APCOA/Standard did not pay a cash dividend in respect of its common stock in 1998, 1997 or 1996. By the terms of the Company's Revolving Credit Facility, the Company is restricted from paying cash dividends on its capital stock until September 30, 2003. From and after September 30, 2003, the Company may pay cash dividends in respect of its Redeemable Preferred Stock of up to $8.5 million annually, subject to certain conditions, to enable AP Holdings to service its Senior Discount Notes. The Company paid dividends in respect of its Redeemable Preferred Stock in additional shares of Redeemable Preferred Stock, aggregating $3,491, $887 and $796 in 1998, 1997 and 1996, respectively.

     The indenture governing the Company's Senior Subordinated Notes also limits the Company's ability to pay cash dividends. Unless the Company meets certain financial ratios, it may not pay dividends in respect of its stock except for those payable in additional shares of stock.

     There are no restrictions on the ability of APCOA/Standard's wholly-owned subsidiaries to pay cash dividends to APCOA/Standard.

ITEM 6. SELECTED HISTORICAL FINANCIAL DATA

     The following table presents selected historical consolidated financial data at and for the years ended December 31, 1998, 1997, 1996, 1995 and 1994, which have been derived from the audited financial statements of AP Holdings. The selected financial data set forth below should be read in conjunction with "Management's

Discussion and Analysis of Financial Condition and Results of Operations" and the historical consolidated financial statements and notes thereto included elsewhere herein.

                                                            YEAR ENDED DECEMBER 31,
                                             ------------------------------------------------------
                                              1998(1)       1997       1996       1995       1994
                                             ----------   --------   --------   --------   --------
                                                             (DOLLARS IN THOUSANDS)
INCOME STATEMENT DATA:
  Parking services revenue.................  $  195,517   $117,704   $138,409   $143,723   $150,242
  Cost of parking services.................     155,230     94,846    116,158    122,398    131,019
  General and administrative expenses......      23,506     13,528     13,017     12,121     10,879
  Restructuring and other unusual
     charges...............................      18,050         --         --         --         --
  Depreciation and amortization............       7,435      3,767      4,888      8,772      8,749
                                             ----------   --------   --------   --------   --------
  Operating income (loss)..................      (8,704)     5,563      4,346        432       (405)
  Interest expense, net....................      14,541      3,243      2,877      2,705      2,350
  Other expense............................          --         --         --         --        125
  Minority interest........................         487        321        424        604        850
  Income tax expense.......................         430        140        106        240        169
  Extraordinary loss.......................       2,816         --         --         --         --
                                             ----------   --------   --------   --------   --------
  Net income (loss)........................  $  (26,978)  $  1,859   $    939   $ (3,117)  $ (3,899)
                                             ==========   ========   ========   ========   ========
OTHER DATA:
  Gross customer collections...............  $1,026,085   $476,183   $430,696   $408,952   $389,556
  Capital expenditures.....................       7,691      2,357      2,552      2,782      2,002
  Net cash provided by (used in):
  Operating activities.....................     (16,381)       931      2,042      4,340      3,403
  Investing activities.....................     (96,025)    (3,592)    (3,349)    (4,917)    (4,647)
  Financing activities.....................     128,267      3,451      1,288      1,107      1,068
  Number of managed locations..............       1,190        378        207        227        197
  Number of leased locations...............         446        267        243        260        223
  Number of total locations................       1,636        645        450        487        420
  Number of parking spaces.................     794,000    273,000    225,000    226,000    235,000
BALANCE SHEET DATA (AT END OF YEAR):
  Cash and cash equivalents................  $   19,183   $  3,322   $  2,532   $  2,551   $  2,021
  Working capital (deficiency).............      (9,119)   (17,059)   (19,455)   (20,990)   (20,795)
  Total assets.............................     212,657     59,095     52,823     51,605     51,544
  Total debt...............................     193,605     38,283     32,795     30,461     27,700
  Redeemable preferred stock...............          --      8,728      7,841      7,045      6,330
  Common stock of subsidiary subject to
     put/call rights.......................       4,589         --         --         --         --
  Stockholders' deficit....................     (59,020)   (22,259)   (23,231)   (23,374)   (19,542)

---------------

(1) Includes the effects of the acquisition of Standard Parking effective March 30, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of AP Holdings' results of operations should be read in conjunction with the consolidated financial statements of AP Holdings and the notes thereto included elsewhere herein.

OVERVIEW

     APCOA/Standard operates facilities under two types of arrangements: management contracts and leases. Under a management contract, APCOA/Standard typically receives a base monthly fee for managing the property, and may also receive an incentive fee based on the achievement of facility revenues above a base amount. In some instances, APCOA/Standard also receives certain fees for ancillary services. Typically, all of the underlying revenues, expenses and capital expenditures under a management contract flow through to the property owner, not to APCOA/Standard. Under lease arrangements, APCOA/Standard generally pays to the property owner either a fixed annual rental, a percentage of gross customer collections or a combination thereof. APCOA/Standard collects all revenues under lease arrangements and is responsible for most operating expenses, but it is typically not responsible for major maintenance or capital expenditures. As of December 31, 1998, the Company operated approximately 73% of its approximately 1,600 parking facilities under management contracts and approximately 27% under leases.

     Parking services revenue -- leases. Lease parking services revenues consist of all revenues received at a leased facility.

     Parking services revenue -- management contracts. Management contract revenues consist of management fees, including both fixed and revenue-based, and fees for ancillary services such as accounting, equipment leasing, consulting, and other value-added services with respect to managed locations, but exclude gross customer collections at such locations. Management contracts generally provide APCOA/Standard a management fee regardless of the operating performance of the underlying facility.

     Cost of parking services -- leases. Cost of parking services under lease arrangements consist of (i) contractual rental fees paid to the facility owner and (ii) all operating expenses incurred in connection with operating the leased facility. Contractual fees paid to the facility owner are based on either a fixed contractual amount or a percentage of gross revenue, or a combination thereof. Generally under a lease arrangement, APCOA/Standard is not responsible for major capital expenditures or property taxes.

     Cost of parking services -- management contracts. Cost of parking services under management contracts is generally passed through to the facility owner, therefore these costs are not included in the results of operations of the Company. Several APCOA/Standard contracts, however, require APCOA/Standard to pay for certain costs that are offset by larger management fees. These contracts tend to be large airport properties with high cost structures.

     General and administrative expenses. General and administrative expenses include primarily salaries, wages, travel and office related expenses for the headquarters, field offices and supervisory employees.

SUMMARY OF OPERATING FACILITIES

     The following table reflects the Company's facilities at the end of the periods indicated taking into consideration the combination with Standard on a pro forma basis:

                                                       DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                           1998            1997            1996
                                                       ------------    ------------    ------------
                                                                       (PRO FORMA)     (PRO FORMA)
Managed Facilities.................................       1,190            691             502
Leased Facilities..................................         446            306             275
                                                          -----            ---             ---
Total Facilities...................................       1,636            997             777
                                                          =====            ===             ===

     The Company's strategy is to add locations in core cities where a concentration of locations improves customer service levels and operating margins. In general, contracts added as set forth in the table above followed this strategy.

RESULTS OF OPERATIONS

                                                                 YEAR ENDED DECEMBER 31,
                                                            ----------------------------------
                                                               1998         1997        1996
                                                            ----------    --------    --------
                                                                      (IN THOUSANDS)
Gross customer collections..............................    $1,026,085    $476,183    $430,696
                                                            ==========    ========    ========
Parking services revenue:
  Lease contracts.......................................    $  162,568    $ 99,594    $120,286
  Management contracts..................................        32,949      18,110      18,123
                                                            ----------    --------    --------
                                                               195,517     117,704     138,409
Cost of parking services:
  Lease contracts.......................................       144,086      85,355     107,375
  Management contracts..................................        11,144       9,491       8,783
                                                            ----------    --------    --------
                                                               155,230      94,846     116,158
General and administrative expenses.....................        23,506      13,528      13,017
Restructuring and other unusual charges.................        18,050          --          --
Depreciation and amortization...........................         7,435       3,767       4,888
                                                            ----------    --------    --------
Operating (loss) income.................................        (8,704)      5,563       4,346
Interest expense, net...................................        14,541       3,243       2,877
Minority interest.......................................           487         321         424
Income tax expense......................................           430         140         106
Extraordinary loss......................................         2,816          --          --
                                                            ----------    --------    --------
Net (loss) income.......................................    $  (26,978)   $  1,859    $    939
                                                            ==========    ========    ========

     In analyzing gross margins of APCOA/Standard, it should be noted that the cost of parking services for parking facilities under management contracts is generally paid by the Company's clients. Margins for lease contracts vary significantly not only due to operating performance, but also variability of parking rates in different cities and space utilization by parking facility type and location.

FISCAL 1998 COMPARED TO FISCAL 1997

     Gross Customer Collections. Gross customer collections consist of gross receipts collected at all leased and managed properties, including unconsolidated affiliates. Gross customer collections increased $549.9 million, or 115.5%, to $1,026.1 million in fiscal 1998 compared to $476.2 million in fiscal 1997. This increase is attributable $417.4 million to APCOA's combination with Standard and $132.5 million to the addition of other locations during the period.

     Parking services revenue -- leases. Lease revenue increased $63.0 million, or 63.2%, to $162.6 million in the year ended December 31, 1998 as compared to $99.6 million in the year-ago period. This resulted from the net addition of 30 leases through internal growth, and the net addition of 149 leases through APCOA's combination with Standard and the other acquisitions completed in 1998 (see Note B of the Notes to Consolidated Financial Statements).

     Parking services revenue -- management contracts. Management contract revenue increased $14.8 million, or 81.9%, to $32.9 million in 1998 as compared to $18.1 million in 1997. During 1998, a net 228 management contracts were added through internal growth and 584 were added as a result of APCOA's combination with Standard and the other 1998 acquisitions.

     Cost of parking services -- leases. Cost of parking for leases increased $58.7 million, or 68.8%, to $144.1 million for the year ended December 31, 1998 from $85.4 million during the year-ago period. This increase resulted from the addition of a net total of 179 new leases through internal growth and acquisitions. Acquisition-related cost savings of $0.2 million were realized during 1998. Gross margin for leases declined to

11.4% during 1998 compared to 14.3% during 1997. This decline resulted from the average gross margin on acquired leases from the Standard and other 1998 acquisitions being approximately 10%, which reduced the average lease gross margin.

     Cost of parking services -- management contracts. Cost of parking for management contracts increased by $1.7 million, or 17.4%, to $11.1 million in 1998 as compared to $9.5 million in 1997. Partially offsetting this increase were acquisition-related cost savings of $0.7 million. Gross margin for management contracts, however, improved to 66.2% in the current year compared to 47.6% in the prior year. This improvement results from the relative mix of locations that were added compared to those already in the contract portfolio. The locations added during 1998 for the most part do not carry any cost of parking since all of these costs are paid by the clients. Some of the older management contracts do carry some costs.

     General and administrative expenses. General and administrative costs increased $10.0 million, or 73.8%, to $23.5 million during 1998 as compared to $13.5 million during 1997. This increase resulted from costs associated with the acquired companies, inflation, and investment in the Company's infrastructure in anticipation of future growth. Partially offsetting these increases were acquisition-related cost savings of $1.2 million realized during 1998.

     Restructuring and other unusual charges. The Company incurred $18.1 million of restructuring and other unusual charges during 1998 in connection with the combination with Standard and the other acquisitions completed during 1998, which were based upon a thorough analysis of the costs associated with implementing the business plan of consolidating the Company's headquarters in Chicago and costs related to APCOA/Standard staff reductions. The charge included (A) $5.0 million of relocation costs in connection with the headquarters relocation of the Company, the relocation of two major field offices, moving the families of 20 Cleveland headquarters staff members to Chicago and other relocations within the field organization, (B) $6.9 million in severance costs consisting of cash compensation to 54 people, (C) the write-off of $2.6 million related to abandoned and impaired assets that will no longer be used in the business, (D) a $2.6 million increase in insurance reserves resulting from a buyout of APCOA's insurance program in connection with the combination of the APCOA and Standard insurance programs and (E) $1.0 million of other restructuring costs. Of the $15.5 million cash component of this restructuring charge, $9.9 million has been disbursed through December 31, 1998 and the balance is expected to be disbursed by the middle of 1999. The Company may incur additional restructuring charges in the future related to its acquisition strategy.

     Other income and expenses. Interest expense, net of interest income, totaled $14.5 million in the current year, up $11.3 million from 1997. This is a result of debt financing incurred in connection with APCOA's combination with Standard and other acquisitions. In connection with the debt refinancing, an extraordinary loss was recognized in the first quarter of 1998 of $2.8 million. This loss is comprised of $2.1 million from a prepayment penalty for early extinguishment of debt and $0.7 million from a write-off of the unamortized balance of deferred financing costs associated with the extinguished debt. Minority interest for the current year totaled $0.5 million, compared to $0.3 million for 1997, which is reflective of increasing joint venture income. Income taxes consist primarily of Canadian income tax, and have increased to $0.4 million from $0.1 million as a result of increasing Canadian income.

FISCAL 1997 COMPARED TO FISCAL 1996

     Gross customer collections. Gross customer collections increased $45.5 million, or 10.6%, to $476.2 million in fiscal 1997 from $430.7 million in fiscal 1996. This increase resulted primarily from the addition of leased and managed locations, as well as a combination of rate increases and higher utilization of parking spaces at existing facilities.

     Parking services revenue-leases. Lease revenue decreased $20.7 million, or 17.2%, to $99.6 million in fiscal 1997 from $120.3 million in fiscal 1996. This decrease resulted from the loss of an airport lease ($31.7 million) partially offset by improvements at other lease facilities ($6.9 million) and new leases acquired in connection with the acquisitions completed during 1997 ($4.1 million).

     Parking services revenue -- management contracts. Management contract revenue remained constant in fiscal 1997 as compared to fiscal 1996, at $18.1 million. Increases resulting from increased revenues at existing facilities and new contracts acquired were offset by APCOA's Los Angeles facilities that were contributed to EPI.

     Cost of parking services -- leases. Cost of parking for leases decreased $22.0 million, or 20.5%, to $85.4 million in fiscal 1997 from $107.4 million in fiscal 1996. The reduction in cost of parking services -- leases was due to the loss of a large airport lease ($31.2 million) partially offset by increases in costs at existing lease locations ($5.4 million) and new leases acquired in connection with 1997 acquisitions ($3.8 million). Gross margin for leases improved to 14.3% of lease revenue in 1997 from 10.7% in 1996. This improvement in gross margin resulted from the termination of a large airport lease with a low gross margin.

     Cost of parking services -- management contracts. Cost of parking for management contracts increased $0.7 million, or 8.1%, to $9.5 million in fiscal 1997 from $8.8 million in fiscal 1996. Most management contracts have no cost of parking services related to them as all costs are reimbursable to APCOA. However, several contracts (primarily large airport properties), require APCOA to pay for certain costs which are offset by larger management fees. The increase in cost of parking for management contracts was related to growth at two airport facilities ($0.8 million), costs related to new management contracts and the acquisition of Metropolitan in June 1997 ($0.4 million), offset by APCOA's Los Angeles facilities that were contributed to Executive Parking Industries, LLC ($0.5 million). Gross margin for management contracts declined to 47.6% of management contract revenue in 1997 from 51.5% in 1996. This decline resulted from the addition of a location in 1997 that had a small loss in its initial contract year, and increased insurance expense.

     General and administrative expenses. General and administrative expenses increased $0.5 million, or 3.9%, to $13.5 million in fiscal 1997 from $13.0 million in fiscal 1996. This increase was primarily a result of inflation.

     Depreciation and amortization expense. Depreciation and amortization expense decreased $1.1 million, or 22.9%, to $3.8 million in fiscal 1997 from $4.9 million in fiscal 1996. This decrease resulted primarily from the declining balance of the leasehold contracts which were amortized over seven years. The leasehold contracts were recorded in 1989 at their fair value in connection with the acquisition of APCOA by Holberg.

     Other income and expenses. Net interest expense for 1997 increased $0.4 million, or 12.7%, to $3.2 million from $2.9 million in 1996. The increase was due to an increased level of indebtedness resulting from the incurrence of debt to fund working capital needs and acquisitions that occurred in 1997. Minority interest expense for 1997 declined by $0.1 million to $0.3 million compared to $0.4 million in 1996. Income taxes were $0.1 million in both 1997 and 1996.

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

                                                                YEAR ENDED DECEMBER 31,
                                                                ------------------------
                                                                   1998          1997
                                                                -----------    ---------
                                                                     (IN THOUSANDS)
Gross customer collections..................................    $1,103,000     $938,000
                                                                ==========     ========
Parking services revenue:
  Lease contracts...........................................    $  174,613     $153,195
  Management contracts......................................        35,463       28,161
                                                                ----------     --------
                                                                   210,076      181,356
Cost of parking services:
  Lease contracts...........................................       155,275      135,497
  Management contracts......................................        11,144        9,491
                                                                ----------     --------
                                                                   166,419      144,988
General and administrative expenses.........................        25,524       21,385
                                                                ----------     --------
Operating income before depreciation, amortization and
  restructuring and other unusual charges...................    $   18,133     $ 14,983
                                                                ==========     ========

FISCAL 1998 COMPARED TO FISCAL 1997

     Gross customer collections. Gross customer collections increased $165.0 million, or 17.6%, to $1,103.0 in 1998 as compared to $938.0 in 1997. This resulted from the addition of 639 new leases and management contracts during 1998.

     Parking services revenue -- leases. Lease revenue increased $21.4 million, or 14.0%, to $174.6 million in the year ended December 31, 1998 as compared to $153.2 million in the year-ago period. This resulted from the acquisition of 110 leases and the net addition of 30 leases through internal growth.

     Parking services revenue -- management contracts. Management contract revenue increased $7.3 million, or 25.9%, to $35.5 million in 1998 as compared to $28.2 million in 1997. During 1998, 228 net management contracts were added through internal growth and 271 net additional contracts were acquired.

     Cost of parking services -- leases. Cost of parking for leases increased $19.8 million, or 14.6%, to $155.3 million for the year ended December 31, 1998 from $135.5 million during the prior year. This increase resulted from the addition of a net total of 140 new leases through internal growth and 1998 acquisitions. Acquisition-related cost savings of $0.2 million were realized during 1998. Gross margin for leases declined to 11.1% during 1998 compared to 11.6% during 1997. This decline resulted from the average gross margin on acquired leases being approximately 10%, which reduced the average lease gross margin.

     Cost of parking services -- management contracts. Cost of parking for management contracts increased by $1.7 million, or 17.4%, to $11.1 million in 1998 as compared to $9.5 million in 1997. Partially offsetting this increase were acquisition-related cost savings of $0.7 million. Gross margin for management contracts, however, increased to 68.6% in the current year compared to 66.3% in the prior year. This improvement results from the relative mix of locations that were added compared to those already in the contract portfolio. The locations added during 1998 do not, for the most part, carry any cost of parking since all of the costs are paid by the clients. Some of the older management contracts do carry some costs.

     General and administrative expenses. General and administrative costs increased $4.1 million, or 19.4%, to $25.5 million during 1998 as compared to $21.4 million during 1997. This increase resulted from costs associated with the acquired companies, inflation, and investment in the Company's infrastructure in anticipation of future growth. Partially offsetting these increases were acquisition-related cost savings aggregating $1.2 million.

LIQUIDITY AND CAPITAL RESOURCES

     As a result of day-to-day activity at the parking locations, APCOA/Standard collects significant amounts of cash. Under lease contracts, this revenue is deposited into local APCOA/Standard bank accounts, with a portion remitted to the clients in the form of rental payments according to the terms of the leases. Under management contracts, some clients require APCOA/Standard to deposit the daily receipts into a local APCOA/Standard bank account. Others require the deposit into a client account, and some have a segregated account for the receipts and disbursements of the property.

     The locations with revenues deposited into the APCOA/Standard banks enable the Company to operate with a negative working capital. This negative working capital arises from the liability that is created for the amount of revenue that will be remitted to the clients in the form of rents or net profit distributions subsequent to month end, after the books are closed and reconciled. Since the Company operates with a revolving working capital facility, all funds held for future remittance to the clients are used to reduce the line until the payments are made to the clients.

     Locations with revenues deposited into client accounts or segregated accounts can, depending upon the timing of rent or net profit distributions, result in significant amounts of cash being temporarily inaccessible to the Company for use for operating needs. Additionally, the ability to utilize cash deposited into local APCOA/Standard accounts is dependent upon the movement of that cash into the Company's corporate account. For these reasons, the Company from time to time is required, despite significant cash balances, to utilize its Senior Credit Facility to fund immediate working capital needs.

     AP Holdings had cash and cash equivalents of $19.2 million at December 31, 1998 compared to $3.3 million at December 31, 1997.

     Net cash used in operating activities totaled $16.4 million for 1998 compared to cash provided of $0.9 million for 1997. Cash used during 1998 included $9.9 million of cash restructuring charges and increases in accounts receivable relating to acquired contracts and existing locations of $14.1 million, partially offset by increases in accrued liabilities of $18.8 million. This increase in accrued liabilities was driven primarily by increases in accrued payroll and related taxes in keeping with the Company's growth, and increased insurance reserves in connection with the buyout of APCOA's insurance program, which was completed in January of 1999.

     Cash used in investing activities totaled $96.0 million in 1998 compared to $3.6 million in 1997. The change was a result of the acquisitions of Standard and Dixie Parking by the Company in the first quarter of 1998, the acquisitions of Executive Parking and Century Parking and Sentry Parking in the second quarter, and the acquisition of Virginia Parking Service in the third quarter of 1998. In addition, the Company had $7.7 million of capital purchases in 1998. Significant capital purchases included the furnishing and improvement of the Company's combined office space in Chicago, investment in management information system enhancements, and capital investments on leased facilities. On August 4, 1998, AP Holdings repurchased 10% of its common stock outstanding and all warrants to purchase additional common stock held by Delaware North Companies Incorporated ("Delaware North") for $4.0 million in cash. This transaction was entered into pursuant to a put/call contained in the Stockholders' Agreement dated April 1989. The repurchase was funded by an intercompany loan from the Company.

     Cash generated from financing activities totaled $128.3 million in 1998 compared to $3.5 million in 1997. The 1998 activity included $140.0 million of proceeds from the issuance of debt, $40.7 million of proceeds from the issuance of preferred stock, $32.3 million in debt repayments and $8.0 million for the redemption of preferred stock. These transactions were consummated in connection with the combination with Standard and other acquisitions.

OTHER LIQUIDITY AND CAPITAL RESOURCES INFORMATION

     In connection with the combination with Standard, the Company entered into a Senior Credit Facility for $40.0 million of secured revolving credit. Borrowings under the Facility bear interest at variable rates based, at the Company's option, either on LIBOR, the overnight federal funds rate, or the bank's base rate. The credit facility contains certain covenants with which the Company must comply, including restrictions on debt limits relative to EBITDA, capital expenditures, dividends and other customary requirements. At December 31, 1998, the Company had $5.7 million of letters of credit outstanding under the Facility.

     AP Holdings' primary capital requirements are for working capital, capital expenditures and debt service. AP Holdings believes that cash flow from operating activities, cash and cash equivalents and borrowings under the Senior Credit Facility will be adequate to meet AP Holdings' short-term liquidity requirements prior to the maturity of its long-term indebtedness, although no assurance can be provided in this regard.

     The Company has lease commitments of $25.8 million for fiscal 1999. The leased properties generate sufficient cash flow to meet the base rent payments.

     If the Company identifies investment opportunities requiring cash in excess of the Company's cash flows and existing cash, the Company may borrow under the Senior Credit Facility, or may seek additional sources of capital including the sale or issuance of common stock. From time to time the Company utilizes the Facility to provide readily-accessible cash for working capital purposes. The Company borrowed $5.0 million against the Facility during the first quarter of 1999. The Company has begun to streamline its cash management and receivables collection process by standardizing the procedures used by all acquired companies. Management anticipates that this process will provide substantial additional liquidity in 1999 and thus partially reduce reliance upon the Senior Credit Facility as a working capital resource. The Company has in the past utilized non-recourse financing to fund specific projects.

     In January 1999, the Company completed the combination of the insurance programs of APCOA and Standard into one program. In conjunction therewith, the Company purchased an insurance policy to cover amounts previously self-insured by APCOA and its affiliates. The APCOA insurance program had historically included a self-insured retention component, which required the establishment of reserves to reflect the estimated final settlement value of open claims. The purchase of a tail policy to eliminate future exposure from retrospective adjustments resulted in a use of cash of $5.6 million in January of 1999, $2.6 million of which was included in restructuring and other unusual charges. This transaction provided an offsetting increase in availability of funds by allowing the elimination of letters of credit in the amount of $4.7 million.

     The Company has in the past and expects in the future to pursue a strategy of growth through acquisition. On January 22, 1998, the Company acquired the assets of Huger Parking Company, LLC, d/b/a Dixie Parking, for $1.0 million in cash and notes aggregating $3.25 million. On May 1, 1998, the Company acquired the remaining 76% interest in Executive Parking Industries, LLC, through acquisition of its parent company for $7.0 million in cash. On June 1, 1998, the Company completed the acquisition of Century Parking and Sentry Parking for consideration consisting of $5.2 million in cash at closing and $1.0 million payable on the third anniversary of the closing date. In addition, on September 1, 1998 the Company acquired the capital stock of Virginia Parking Services, Inc. for $2.7 million in cash including direct costs, and up to $1.25 million in notes. The Company is currently in negotiations with respect to several possible additional acquisitions, none of which are "probable" as of the date hereof. There can be no assurance as to the Company's ability to effect future acquisitions, nor as to the effect of any such acquisition on the Company's operations, financial condition and profitability.

YEAR 2000

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any such computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as a year other than the year 2000. This could result in a system failure or miscalculations, causing disruptions of operations including, among other things, a temporary inability to process transactions or engage in normal business activities.

     In conjunction with the integration of the Company's operations, the Company's business plan includes the integration of existing information and operating systems of the acquired companies with those of APCOA. By the end of January 1999, the accounting for all of the Company's five regions was converted to the APCOA management information systems. At the same time, the Company has fully integrated field management and has finalized a combined aesthetics program, which will create a common look and theme for all of the Company's parking facilities. This program is being implemented over a period of time based upon client input and approval.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's primary market risk exposure consists of risk related to changes in interest rates. Historically, the Company has not used derivative financial instruments for speculative or trading purposes.

     In March of 1998, the Company entered into a $40 million revolving variable-rate Senior Credit Facility (see Note D of the Notes to the Consolidated Financial Statements). Interest expense on such borrowing is sensitive to changes in the market rate of interest. If the Company were to borrow the entire $40 million available under the Facility, a 1% increase in the average market rate would result in an increase in the Company's annual interest expense of $0.4 million.

     This amount is determined by considering the impact of the hypothetical interest rates on the Company's borrowing cost, but does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Due to the uncertainty of the specific changes their possible effects, the foregoing sensitivity analysis assumes no changes in the Company's financial structure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required by this Item are attached to and are hereby incorporated into this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS

AP HOLDINGS

     The following table sets forth certain information with respect to each person who is an executive officer or director of AP Holdings, as indicated below:

NAME                                   AGE    TITLE
----                                   ---    -----
John V. Holten.......................   42    Director and Chairman
G. Walter Stuelpe, Jr................   54    Director, President and Chief Executive Officer
Gunnar E. Klintberg..................   50    Director and Assistant Secretary
A. Petter Ostberg....................   36    Vice President
Michael J. Celebrezze................   41    Treasurer
Robert N. Sacks......................   46    Secretary

     John V. Holten. Mr. Holten has served as Chairman and Chief Executive Officer of Holberg since its inception in 1986, and as a Director and Chairman of APCOA since 1989. Mr. Holten was Managing Director of DnC Capital Corporation, a merchant banking firm in New York City, from 1984 to 1986. Mr. Holten received his M.B.A. from Harvard University in 1982 and he graduated from the Norwegian School of Economics and Business Administration in 1980.

     G. Walter Stuelpe, Jr. Mr. Stuelpe has been associated with APCOA for over 25 years, serving as the Company's President since 1986. His prior executive positions have included sales and marketing, corporate development and strategic planning, as well as having headed up different operational divisions in a variety of cities in the United States and Europe. Mr. Stuelpe is an alumnus of Indiana University, class of 1967. Mr. Stuelpe has since participated in numerous executive programs specifically designed to address managing business change and growth. He has also had an active leadership role in industry-related associations, having served as president, chairman and now as a member of the Board of the National Parking Association as well as the International Parking Institute, and is a full member of the Urban Land Institute.

     Gunnar E. Klintberg. Mr. Klintberg has served as Vice Chairman of Holberg since its inception in 1986, and as a Director of APCOA since 1989. Mr. Klintberg was a Managing Partner of DnC Capital Corporation, a merchant banking firm in New York City, from 1983 to 1986. From 1975 to 1983, Mr. Klintberg held various management positions with the Axel Johnson Group, headquartered in Stockholm, Sweden. Mr. Klintberg headed up the Axel Johnson Group's headquarters in Moscow from 1976 to 1979 and served as assistant to the President of Axel Johnson Group's $1 billion operation in the U.S., headquartered in New York City, from 1979 to 1983. Mr. Klintberg received his undergraduate degree from Dartmouth College in 1972 and a degree in Business Administration and Economics from the University of Uppsala, Sweden in 1974.

     A. Petter Ostberg. Mr. Ostberg joined Holberg in 1994 and was appointed Chief Financial Officer of Holberg in 1997. Mr. Ostberg is currently a Vice President of APCOA/Standard. Prior to joining Holberg, Mr. Ostberg held various finance positions from 1990 to 1994 with New York Cruise Lines, Inc., including Group Vice President, Treasurer and Secretary. Prior to joining New York Cruise Lines, Inc. Mr. Ostberg received a B.A. in International Relations and Economics from Tufts University in 1985, and an M.B.A. from Stanford University Graduate School of Business in 1989.

     Michael J. Celebrezze. Mr. Celebrezze joined APCOA in 1984 as Manager, Treasury and Financial Planning. Since then he has held the positions of Vice President, Controller, Senior Vice President, Chief Financial Officer and Treasurer and, since 1998, Executive Vice President. His responsibilities include the operations of accounting, tax, management information systems, corporate security, financial planning, insurance and risk management, real estate finance and banking. Mr. Celebrezze graduated cum laude from Kent State University with a Degree in Business Administration, majoring in Accounting and he subsequently earned a Masters in Business Administration from John Carroll University. He is a Certified Public Accountant in the State of Ohio.

     Robert N. Sacks. Mr. Sacks joined APCOA in 1988, serving as General Counsel and Secretary since 1988, serving as Vice President, Secretary, and General Counsel since 1989 and serving as Senior Vice President, Secretary and General Counsel since 1997 and as Executive Vice President since 1998. Mr. Sacks has overall responsibility for the Legal Department, which includes negotiation, documentation and approval of parking and corporate contracts, financing documentation and coordination of outside counsel. In his position, Mr. Sacks is also responsible for maintaining field compliance with corporate legal and financial policies. Mr. Sacks received his B.A. Degree, cum laude, from Northwestern University in 1976 and, in 1979, received his J.D. Degree from

Suffolk University. Mr. Sacks has spoken on legal issues concerning the parking industry at the National Parking Association National Convention and the Institutional and Municipal Parking Congress.

THE COMPANY

     The following table sets forth certain information with respect to each person who is an executive officer or director of the Company:

                NAME                   AGE                            TITLE
                ----                   ---                            -----
John V. Holten.......................  42     Director and Chairman
Myron C. Warshauer...................  59     Director and Chief Executive Officer
G. Walter Stuelpe, Jr................  54     Director and President
Herbert W. Anderson, Jr..............  40     Executive Vice President -- Operations
Michael J. Celebrezze................  41     Executive Vice President -- Chief Financial Officer
James V. LaRocco, Jr.................  54     Executive Vice President -- Corporate Development
Robert N. Sacks......................  46     Executive Vice President -- General Counsel and
                                              Secretary
Douglas R. Warshauer.................  31     Executive Vice President -- Marketing/Business
                                              Development
Steven A. Warshauer..................  44     Executive Vice President -- Operations
James A. Wilhelm.....................  44     Executive Vice President -- Operations
Michael K. Wolf......................  49     Executive Vice President -- Chief Administrative
                                              Officer and   Associate General Counsel
Gunnar E. Klintberg..................  50     Director, Vice President
Patrick J. Meara.....................  36     Director
A. Petter Ostberg....................  36     Vice President

     Myron C. Warshauer. Mr. Warshauer has served as President and Chief Executive Officer of Standard since 1973, and has been associated with Standard since 1963. Mr. Warshauer received his B.S. Degree in Finance from the University of Illinois in 1962, and received a Masters Degree in Business Administration from Northwestern University in 1963.

     Herbert W. Anderson, Jr. Mr. Anderson joined APCOA in 1994, and has served as Corporate Vice President -- Urban Properties from 1995 to 1998. Mr. Anderson was made Executive Vice President of Operations in 1998, overseeing the Company's Central Division. Mr. Anderson graduated from LaSalle University and began his career in the parking industry in 1984. Mr. Anderson is a member of the Board of the National Parking Association.

     James V. LaRocco, Jr. Mr. LaRocco has been associated with APCOA since 1962, starting in an operations position at the Los Angeles International Airport, and has served as Executive Vice President since 1995. His prior positions have included Division Manager, Regional Manager and Vice President.

     Douglas R. Warshauer. Mr. Warshauer joined Standard in 1994, initially serving as Vice President. Mr. Warshauer is the son of Myron C. Warshauer. Upon receiving his Masters of Management Degree with distinction from the J.L. Kellogg School of Management at Northwestern University, Mr. Warshauer became Standard's Executive Vice President for Finance. Mr. Warshauer also holds a Bachelors Degree with highest honors in Social Science from the University of California at Berkeley. Since 1998, Mr. Warshauer has held the position of Executive Vice President, Marketing and Business Development.

     Steven A. Warshauer. Mr. Warshauer joined Standard in 1982, initially serving as Vice President, then becoming Senior Vice President. Mr. Warshauer is the cousin of Myron C. Warshauer. Since January 1, 1998, he has served as Executive Vice President. Mr. Warshauer is currently responsible for the Company's Chicago and Eastern Divisions. Mr. Warshauer is a Certified Public Accountant and a member of both the American Institute of Certified Public Accountants and the Illinois Society of Certified Public Accountants. Mr. Warshauer received his Bachelor of Science Degree from the University of Northern Colorado in 1976 with dual majors in Accounting and Finance. Prior to joining Standard, he practiced with a national accounting firm.

     James A. Wilhelm. Mr. Wilhelm joined Standard in 1985, serving as Executive Vice President since January 1, 1998. Mr. Wilhelm is currently responsible for managing the Company's Western and Airport Divisions, which include parking facilities in Chicago and sixteen other cities throughout the United States and Canada. Mr. Wilhelm received his B.A. Degree from Northeastern Illinois University in 1976. Mr. Wilhelm is a member of the National Parking Association and the International Parking Institute.

     Michael K. Wolf. Mr. Wolf joined Standard as Senior Vice President and General Counsel in 1990, after sixteen years in the private practice of law. Mr. Wolf was subsequently appointed Executive Vice President, Chief Administrative Officer in 1998. Prior to joining Standard, Mr. Wolf was a partner of the international law firm of Jones, Day, Reavis & Pogue, resident in the Chicago office, where his primary concentration was in the field of real estate. Mr. Wolf received his B.A. Degree in 1971 from the University of Pennsylvania, and in 1974 received his J.D. Degree from Washington University, where he served as Notes and Comments editor of the Washington University Law Quarterly. Upon graduation from law school, Mr. Wolf was elected to the Order of the Coif.

     Patrick J. Meara. Mr. Meara became a director of the Company upon consummation of the Combination. Mr. Meara is a Senior Vice President of JMB Realty Corporation, which held an interest in Standard prior to the Combination, and acquired an interest in the Company as a result of the Combination.

ITEM 11. EXECUTIVE COMPENSATION

     AP Holdings has no paid employees. Information set forth in the table reflects compensation earned by such individuals for services with APCOA/Standard, APCOA, Standard or its respective subsidiaries. The following table sets forth information for 1998, 1997 and 1996 with regard to compensation for services rendered in all capacities.

                           SUMMARY COMPENSATION TABLE

                                      FISCAL                            OTHER ANNUAL     ALL OTHER
NAME AND PRINCIPAL POSITION            YEAR     SALARY       BONUS      COMPENSATION    COMPENSATION
---------------------------           ------   ---------    --------    ------------    ------------
                                                  ($)          $             $              ($)
Myron C. Warshauer..................   1998      481,158(1)       --       24,041(3)       40,166(4)
  Chief Executive Officer and          1997       98,265          --       41,229(3)       42,102(4)
  President of Standard                1996       53,290          --       28,795(3)       41,630(4)
G. Walter Stuelpe, Jr...............   1998      426,901(1)  183,500      309,424(5)       16,145(2)
  President                            1997      413,953(1)  216,600        8,111(5)       21,000(2)
                                       1996      405,129(1)  222,100        5,562(5)       17,000(2)
Michael K. Wolf.....................   1998      424,480(1)       --           --              --
  Executive Vice President and         1997      376,400          --           --              --
  General Counsel of Standard          1996      313,800          --           --              --
James A. Wilhelm....................   1998      306,846(1)       --           --              --
  Executive Vice President             1997      202,519(1)  100,000           --              --
  Operations                           1996      174,711(1)   85,000           --              --
James V. LaRocco, Jr................   1998      190,305(1)   66,500      227,723(6)       12,000(2)
  Executive Vice President             1997      189,396(1)   62,390           --          22,000(2)
  Corporate Development                1996      172,006(1)   64,539           --          19,300(2)

---------------

(1) The amount shown includes amounts contributed by the Company to its 401(k) plans under a contribution matching program.

(2) The amount shown reflects deposits made by APCOA/Standard on behalf of Named Executive Officers into a supplemental pension plan pursuant to which the Named Executive Officers will be entitled to monthly cash retirement and death benefit payments.

(3) The amount shown includes car allowances, club dues, health insurance premiums and legal fees related to estate planning.

(4) The amount shown reflects premiums paid by Standard on behalf of Myron C. Warshauer for life insurance policies to which Mr. Warshauer is entitled to the cash surrender value.

(5) The amount shown includes car allowances, club dues, health and term life insurance premiums, and in 1998, amounts paid by the Company to Mr. Stuelpe in connection with his relocation to the Chicago area.

(6) The amount shown includes car allowance, term life insurance premiums, and retention bonus.

DIRECTOR COMPENSATION

     Directors of AP Holdings and Directors of the Company do not receive compensation for serving on AP Holdings' and the Company's Board of Directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company did not have a Compensation Committee in the year ended December 31, 1998. The Company intends to form a Compensation Committee in 1999. The members of such committee have not yet been determined. During 1998, no executive officer of the Company served as a member of the Compensation Committee of another entity.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT ARRANGEMENTS

     The Employment Agreement between the Company and Myron C. Warshauer (the "Warshauer Employment Agreement") provides that Myron C. Warshauer serve as Chief Executive Officer of the Company, and be appointed as a member of the Board of Directors of the Company (the "Board") and each committee of the Board, for a period beginning on the date of the consummation of the Combination and ending on Myron C. Warshauer's 65th birthday (the "Employment Period"). Myron C. Warshauer will receive during the Employment Period an annual base salary of $600,000 ("Annual Base Salary"). The Warshauer Employment Agreement also provides for certain perquisites.

     Under the Warshauer Employment Agreement, if Myron C. Warshauer's employment were to be terminated by Myron C. Warshauer for Good Reason (as defined below), or by the Company other than for Cause (as defined below), death or Disability (as defined below), the Company would be obligated to (i) pay Myron C. Warshauer a lump sum cash payment in an amount equal to the aggregate Annual Base Salary that he would have received for the remainder of the Employment Period, reduced to present value using as a discount rate the "applicable federal rate," as defined in Section 1274(d) of the Internal Revenue Code of 1986, as amended, and (ii) continue to provide for the same period welfare benefits to Myron C. Warshauer and/or his family, at least as favorable as those that would have been provided to them under the Warshauer Employment Agreement if Myron C. Warshauer's employment had continued until the end of the Employment Period, provided, however, that during any period when Myron C. Warshauer is eligible to receive such benefits under another employer-provided plan, such benefits provided by the Company may be made secondary to those provided under such other plan. If Myron C. Warshauer's employment were to be terminated by reason of his Disability during the Employment Period, the Company would be obligated to pay Myron C. Warshauer, or his legal representative, as applicable, the Annual Base Salary for the duration of the Employment Period in effect at the time of the termination of employment.

     In addition to the above compensation and benefits, if Myron C. Warshauer's employment were to be terminated for any reason other than by the Company for Cause, the Company would be obligated, beginning on the date of such termination in the case of a voluntary termination by Myron C. Warshauer, and beginning on Myron C. Warshauer's 65th birthday in all other cases, and ending on the first to occur of Myron C. Warshauer's 75th birthday and Myron C. Warshauer's death (such ending date, the "Cutoff Date"), to (i) pay Myron C. Warshauer $200,000 annually, adjusted for inflation and (ii) provide Myron C. Warshauer with an executive office and secretarial services. In consideration for such benefits, Myron C. Warshauer is obligated to provide reasonable consulting services to the Company from the date of termination of his employment through the Cutoff Date.

     As used in the Warshauer Employment Agreement: (i) "Cause" means (a) illegal conduct, or gross misconduct, that results in material damage to the business or reputation of the Company; or (b) any willful and continued failure by Myron C. Warshauer to perform his duties under the Warshauer Employment Agreement,

(ii) "Disability" means that Myron C. Warshauer has been unable, for a period of 180 consecutive days, or for periods aggregating 180 business days in any period of twelve months, to perform a material portion of his duties under the Warshauer Employment Agreement, as a result of physical or mental illness or injury, and a physician selected by the Company has determined that Myron C. Warshauer's incapacity is total and permanent, and (iii) "Good Reason" means (a) the relocation of Myron C. Warshauer's principal place of business outside of the central business district and northern suburbs of Chicago; (b) a material reduction in Myron C. Warshauer's responsibilities; (c) the assignment to Myron
C. Warshauer of duties inconsistent with his position as set forth in the Warshauer Employment Agreement; (d) a change in Myron C. Warshauer's title from that required under the Warshauer Employment Agreement; (e) a removal of Myron
C. Warshauer from the Board or any committee thereof; (f) a requirement that Myron C. Warshauer report to anyone other than the Chairman of the Board; or (g) any material breach by the Company of any other term of the Warshauer Employment Agreement.

     The Warshauer Employment Agreement also provides that during the period beginning on the date of the consummation of the Combination and ending on Myron
C. Warshauer's 75th birthday (the "Noncompetition Period"), Myron C. Warshauer shall not, without written consent of the Board, engage in or become associated with any business or other endeavor that engages in construction, ownership, leasing, design and/or management of parking lots, parking garages, or other parking facilities or consulting with respect thereto, provided, however, that Myron C. Warshauer may own or sell investments in certain parking facilities ("Permitted Investments") during the Noncompetition Period, and may own or sell any interest in any other real estate ("Other Real Estate") at any time after the Employment Period for the remainder of the Noncompetition Period. The Warshauer Employment Agreement provides that, if such Permitted Investment or Other Real Estate includes a parking facility, Myron C. Warshauer shall initiate negotiations, or, under certain circumstances, use reasonable and good-faith efforts to cause such negotiations, with the Company in an attempt to determine mutually agreeable terms pursuant to which the Company will manage or lease the parking facility and, if such negotiations fail, that, under certain circumstances, the Company shall have a right of first refusal with respect to any management agreement or lease that may be negotiated with any independent third party.

     Pursuant to the Warshauer Employment Agreement, the Company shall establish a stock option or phantom stock option plan (the "Option Plan") providing for grants of actual or phantom options with respect to the common stock of the Company ("Company Common Stock"), under which Myron C. Warshauer will be granted options to purchase a number of shares of the Company Common Stock equal to 1% of the total number of shares of Company Common Stock. All such options will have a term of ten years from the date of the grant. The Option Plan was to be implemented within 120 days after the Closing Date. The Company and Mr. Warshauer have agreed to delay implementation of the Option Plan until the establishment of a general stock option plan for the Company, which plan is expected to be implemented in 1999.

     Mr. Stuelpe's current employment agreement with the Company provides for an initial four year term with default annual renewals, and is scheduled to lapse on December 31, 2000. The agreement also provides for an annual base salary of $423,306 in 1998, plus an annual bonus equal to eight percent of an amount substantially based on the amount by which the Company's EBITDA, subject to certain adjustments, exceeds a certain floor amount, as well as certain other benefits. Mr. Stuelpe agrees not to disclose confidential information if such disclosure would have a material adverse effect on the Company. During the term of the employment agreement, and for two years after its termination, or, under certain circumstances, until receipt of the final salary payment due under the terms of the agreement, Mr. Stuelpe shall not render services to, or have any ownership interest in, any business which is competitive with the Company.

     If Mr. Stuelpe's employment is terminated by reason of his death or Disability (as defined in the agreement), the Company is obligated to pay Mr. Stuelpe's designated beneficiary, in the case of termination by reason of death, and Mr. Stuelpe, in the case of termination by reason of Disability, (i) an amount equal to Mr. Stuelpe's annual base salary at the time of his death; (ii) the annual bonus for the year in which the termination of employment occurred, prorated for the numbers of days Mr. Stuelpe was employed during that year; and
(iii) certain other benefits.

     If Mr. Stuelpe's employment is terminated other than for death or Disability, and without Cause (as defined in the agreement) or within six months following a Change of Control (as defined in the agreement), the

Company is required to pay Mr. Stuelpe (a) his salary (i) through the date that the agreement was scheduled to terminate as if Mr. Stuelpe had continued to be employed by the Company, in the case of a termination without Cause and (ii) for a minimum period of twenty-four months after the termination of employment, in the case of a Change of Control; (b) the annual bonus for the year in which the termination of employment occurred, prorated for the number of days Mr. Stuelpe was employed during that year; and (c) certain other benefits.

     In connection with the relocation of the Company's corporate offices to Chicago, in June of 1998, Mr. Stuelpe was granted a $250,000 loan from the Company, bearing interest at the Federal AFR rate. The loan and accrued interest thereon is payable in equal annual installments in June of each of the next three years (the "Annual Payment Date"). If, however, Mr. Stuelpe remains in the continual employment of Company as of each Annual Payment Date, one-third of the loan and accrued interest thereon shall be forgiven by the Company. Any amounts thus forgiven shall be treated as additional compensation to Mr. Stuelpe, and Mr. Stuelpe will be made whole for all federal, state and local income taxes resulting from such forgiveness.

     Mr. Wolf's current employment agreement with the Company provides for a three-year term, scheduled to lapse on March 26, 2001, default annual renewals, and an annual base salary of not less than $376,400, subject to annual review, plus an annual bonus based on a percentage of the annual base salary to be mutually agreed upon by the Company and Mr. Wolf, as well as certain other benefits. Mr. Wolf shall hold all confidential information in strict confidence and not publish or otherwise disclose any portion thereof to any person whatsoever except with the prior written consent of the Company. During the term of the employment agreement and for two years after its termination (or eighteen months if such termination follows a Change in Control (as defined in the agreement)), Mr. Wolf shall not render services to, or have any ownership interest in, any business which is competitive with the Company in certain geographic areas.

     If Mr. Wolf's employment is terminated by reason of his death, the Company is obligated to pay Mr. Wolf's estate an amount equal to the sum of (i) Mr. Wolf's annual base salary through the end of the calendar month in which death occurs and (ii) any earned and unpaid annual bonus, vacation pay and other vested benefits.

     If Mr. Wolf's employment is terminated by reason of his Disability (as defined in the agreement), the Company is obligated to pay Mr. Wolf or his legal representative (a) an amount equal to Mr. Wolf's annual base salary for the duration of the employment period in effect on the date of termination, reduced by amounts received under any disability benefit program and (b) any earned and unpaid annual bonus and other vested benefits.

     If Mr. Wolf's employment is terminated by the Company other than for death or Disability and without Cause (as defined in the agreement), the Company is required to continue (A) to pay Mr. Wolf for the remainder of the employment period in effect immediately before the date of termination his annual base salary and annual bonus(es) through the end of the then-current employment period and (B) to provide Mr. Wolf and/or his family with certain other benefits.

     If Mr. Wolf's employment is terminated by the Company for any reason other than Cause during the three-year period following a Change in Control (as defined in the agreement), the Company is obligated to (x) pay Mr. Wolf an amount ("Severance Pay") equal to the greater of (1) one and one-half times the sum of (I) Mr. Wolf's current annual base salary plus (II) the amount of any bonus paid to Mr. Wolf in the preceding twelve months and (2) the annual base salary and annual bonuses through the end of the then-current employment period and (y) continue to provide Mr. Wolf with certain other benefits for a certain period of time. If Mr. Wolf terminates his employment voluntarily following a Change in Control, he shall not be entitled to Severance Pay, provided, however, that any such termination by Mr. Wolf for Good Reason (as defined in the agreement) shall not be considered a voluntary termination and Mr. Wolf will be treated as if he had been terminated by the Company other than for Cause.

     Mr. Wilhelm's current employment agreement with the Company provides either party with the right to terminate the employment agreement for any reason, without the requirement of specifying a reason, and an annual base salary of $303,846, subject to annual review, as well as certain other benefits. Mr. Wilhelm shall hold all confidential information in strict confidence and not publish or otherwise disclose any portion thereof to any person whatsoever except with the prior written consent of the Company. During the term of the employment agreement and for two years after its termination or eighteen months if such termination follows a Change in Control (as defined in the agreement), Mr. Wilhelm shall not render services to, or have any ownership interest in, any business which is competitive with the Company in certain geographic areas. If Mr. Wilhelm's employment is terminated by the Company, the Company is required to provide not less than 90 days advance written notice, except the Company may terminate Mr. Wilhelm's employment immediately for Cause (as defined in the agreement). If Mr. Wilhelm terminates his employment, Mr. Wilhelm is required to give the Company written notice, but the termination is not effective until the Company specifies the termination date in writing, provided however, the termination date specified by the Company shall be no later than 90 days after the date of the Company's receipt of notice of termination from Mr. Wilhelm.

     If Mr. Wilhelm's employment is terminated for any reason, the Company is obligated to pay Mr. Wilhelm or Mr. Wilhelm's estate, as applicable, an amount equal to the sum of (a) Mr. Wilhelm's annual base salary through the date of termination and (b) accrued but unused vacation pay and other vested benefits.

     If Mr. Wilhelm's employment is terminated by the Company for any reason other than Cause during the three-year period following a Change of Control (as defined in the agreement), then the Company is obligated to (a) pay Mr. Wilhelm's current annual salary plus the amount of any bonus paid to Mr. Wilhelm in the preceding twelve months and (b) contract to provide Mr. Wilhelm with certain other benefits for a certain period of time. If Mr. Wilhelm terminates his employment voluntarily following a Change in Control, he shall not be entitled to Severance Pay, provided however, that any such termination by Mr. Wilhelm for Good Reason (as defined in the agreement) shall not be considered a voluntary termination and Mr. Wilhelm will be treated as if he had been terminated by the Company other than for Cause.

     Mr. LaRocco's employment agreement with the Company was terminated effective March 30, 1998, in connection with the Combination. Effective April 1, 1998, the Company and Mr. LaRocco entered into a transition employment agreement for an eighteen-month term, scheduled to end on September 30, 1999. This agreement provides for annual payments of not less than $190,000, plus other payments in the following amounts: severance pay of $157,872, paid on April 10, 1998, a severance bonus of $66,500 payable on September 30, 1998, $76,000 payable in April 1999 and up to $76,000 payable in April 2000, as well as certain other benefits. Mr. LaRocco has agreed not to disclose confidential information for any reason whatsoever. During the term of the agreement, and for one year after its termination if the agreement is terminated other than without Cause (as defined in the agreement), Mr. LaRocco shall not render services to, or have any ownership interest in, any business which is competitive with the Company. The agreement does not contain change of control provisions.

     If the agreement is terminated by reason of Mr. LaRocco's death or Disability (as defined in the agreement), the Company is obligated to pay Mr. LaRocco's designated beneficiary, in the case of termination by reason of death, and Mr. LaRocco, in the case of termination by reason of Disability, (i) an amount equal to Mr. LaRocco's annual base payment at the time of his death plus $9,600, which represents the estimated annual value of the right to use a company automobile, (ii) the other payments due for the year of termination and
(iii) certain other benefits.

     The Company expects to enter into a new employment agreement with Mr. LaRocco prior to the expiration of his current transition employment agreement, which is scheduled to end on September 30, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND MANAGEMENT

AP HOLDINGS

     The following table sets forth certain information regarding the beneficial ownership of the common stock of AP Holdings, par value $0.01 per share ("AP Holdings Common Stock"), by (i) each person known to AP Holdings to own beneficially more than 5% of AP Holdings Common Stock, (ii) each director of AP Holdings, (iii) each Named Executive Officer of AP Holdings, and (iv) all executive officers and directors of AP Holdings, as a group. All information with respect to beneficial ownership has been furnished to AP Holdings by the respective stockholders of AP Holdings. Except as otherwise indicated in the footnote, each beneficial owner has the sole power to vote and to dispose of all shares held by such older.

                                                      AMOUNT OF NATURE              PERCENT OF
NAME AND ADDRESS                                  OF BENEFICIAL OWNERSHIP       SHARES OUTSTANDING
----------------                                ----------------------------    ------------------
Holberg*....................................    7,260 shares of Common Stock(1)        91.7%
G. Walter Stuelpe, Jr.**....................    276.6 shares of Common Stock            3.5
Michael J. Celebrezze**.....................     27.7 shares of Common Stock            0.3
Robert N. Sacks**...........................     27.7 shares of Common Stock            0.3
James V. LaRocco, Jr. **....................    138.3 shares of Common Stock            1.7
John V. Holten*.............................                (2)
Orkla ASA ("Orkla")**.......................                (3)
Directors and Executive Officers as a
  Group.....................................                                           66.3

---------------

* The address of Holberg is 545 Steamboat Road, Greenwich, Connecticut 06830. The address of Orkla and the business address of Mr. Holten is the same as that of Holberg.

** The address of Messrs. Stuelpe, Celebrezze, Sacks and LaRocco is 900 North Michigan Avenue, Chicago, Illinois 60611-1542.

(1) Holberg also owns the Holdings Preferred Stock. See "Certain Relationships and Related Party Transactions -- Preferred Stock.

(2) Mr. Holten owns all of the outstanding common stock of the corporate parent of Holberg, which parent entity owns approximately 66% of the outstanding common stock of Holberg, which in turn owns 91.67% of the outstanding common stock of Holdings.

(3)  Orkla owns approximately 34% of the outstanding common stock of Holberg.

THE COMPANY

     The following table sets forth certain information regarding the beneficial ownership of Company Common Stock by (i) each person known to the Company to own beneficially more than 5% of Company Common Stock, (ii) each director of the Company, (iii) each Named Executive Officer and (iv) all executive officers and directors of the Company, as a group. All information with respect to beneficial ownership has been furnished to the Company by the respective stockholders of the Company. Except as otherwise indicated in the footnotes, each beneficial owner has the sole power to vote and to dispose of all shares held by such holder.

                                                      AMOUNT OF NATURE              PERCENT OF
NAME AND ADDRESS                                  OF BENEFICIAL OWNERSHIP       SHARES OUTSTANDING
----------------                                ----------------------------    ------------------
AP Holdings.................................     26.3 shares of Common Stock          84.0%
John V. Holten**............................                (1)
Orkla ASA ("Orkla")**.......................                (2)
Dosher Partners, L.P.*......................     1.25 shares of Common Stock(3)         4.0
Waverly Partners, L.P.*.....................     1.25 shares of Common Stock(4)         4.0
Myron C. Warshauer*.........................               (3)(4)
SP Associates++.............................      2.5 shares of Common Stock(5)         8.0
G. Walter Stuelpe, Jr.*.....................                (6)
James V. LaRocco, Jr.*......................                (7)
Directors and Executive Officers as a
  Group.....................................         (1)(3)(4)(6)(7)(8)

---------------

* The address of AP Holdings, Dosher Partners, L.P., Waverly Partners, L.P. and the business address of Messrs. Warshauer, Stuelpe and LaRocco is 900 N. Michigan Avenue, Chicago, Illinois 60611-1542.

** The address of Orkla and the business address of Mr. Holten is 545 Steamboat Road, Greenwich, Connecticut 06830.

++ The address of SP Associates is 900 North Michigan Avenue, Chicago, Illinois 60611-1542.

(1) Mr. Holten owns all of the outstanding common stock of the corporate parent of Holberg Industries, Inc. ("Holberg"), which parent entity owns approximately 66% of the outstanding common stock of Holberg, which in turn owns 91.67% of the outstanding common stock of AP Holdings.

(2)  Orkla owns approximately 34% of the outstanding common stock of Holberg.

(3) All of the interests in Dosher Partners, L.P. are beneficially owned by Myron C. Warshauer and trusts for the benefit of certain members of his family. Mr. Warshauer disclaims beneficial ownership of the assets of Dosher Partners, L.P., including the shares of Common Stock held by it, to the extent those interests are held for the benefit of such trusts.

(4)  Waverly Partners, L.P. ("Waverly") is a limited partnership in which Myron
     C. Warshauer is general partner. Mr. Warshauer disclaims beneficial ownership of the assets of Waverly, including the shares of Common Stock held by it.

(5) SP Associates is a general partnership controlled by affiliates of JMB Realty Corp.

(6)  Mr. Stuelpe owns approximately 3.5% of the common stock of AP Holdings.

(7)  Mr. LaRocco owns approximately 1.8% of the common stock of AP Holdings.

(8) Certain other executive officers of APCOA/Standard in the aggregate own approximately 3.1% of the common stock of AP Holdings.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

COMPANY STOCKHOLDERS AGREEMENT

     Upon consummation of the March 30, 1998 combination with Standard ("the Combination"), the Company entered into a Stockholders Agreement (the "Stockholders Agreement") with Dosher Partners, L.P. ("Dosher"), and SP Associates (collectively, the "Standard Parties") and Holberg and AP Holdings (collectively with the Standard Parties, the "Stockholders"). The Stockholders Agreement provides, among other things, for (i) prior to the earliest of (a) the seventh anniversary of the consummation of the Combination, (b) the termination of Myron C. Warshauer's employment with the Company under certain circumstances and (c) the consummation of an initial public offering of Company Common Stock (as such offering will be defined in the Stockholders Agreement), certain obligations of Holberg to allow Dosher the opportunity to acquire all, but not less than all, of the Company Common Stock held by Holberg and/or its affiliates before Holberg may directly or indirectly sell an amount of Company Common Stock which would constitute a Control Transaction (as defined in the Stockholders Agreement); provided that, under certain circumstances, Holberg may sell such shares to a party other than Dosher if the terms of such other party's offer are more favorable to Holberg, (ii) until the consummation of an initial public offering of Company Common Stock, certain rights of each Standard Party to purchase shares of Company Common Stock to the extent necessary to maintain such Standard Party's percentage ownership of the Company, (iii) the right of the Standard Parties to participate in, and the right of Holberg to require the Standard Parties to participate in, certain sales of Company Common Stock, (iv) following the third anniversary of the consummation of the Combination and prior to an initial public offering of Company Common Stock, certain rights of the Company to purchase, and certain rights of the Standard Parties to require the Company to purchase, shares of Company Common Stock at prices determined in accordance with the Stockholders Agreement and (v) certain additional restrictions on the rights of the Standard Parties to transfer shares of Company Common Stock. The Stockholders Agreement also contains certain provisions granting the Stockholders certain rights in connection with registrations of Company Common Stock in certain offerings and provides for indemnification and certain other rights, restrictions and obligations in connection with such registrations.

     Effective October 1, 1998, Dosher transferred a 4% interest in APCOA/Standard common stock to Waverly Partners, L.P. ("Waverly"), a limited partnership in which Myron C. Warshauer is general partner, Douglas Warshauer individually is a limited partner and Douglas Warshauer as Trustee for the Douglas Warshauer Family Trust is a limited partner. Waverly and each original signatory to the Stockholders Agreement consented to the transfer pursuant to a Consent and Joinder to Stockholders' Agreement dated as of October 1, 1998.

AP HOLDINGS STOCKHOLDERS AGREEMENT

     AP Holdings is party to a Stockholders Agreement with Holberg, and each of the members of APCOA management who is a stockholder of AP Holdings, which provides for, among other things, (i) a board of directors consisting of three or more Holberg nominees, and one management nominee, (ii) certain restrictions on the sale, assignment, transfer, encumbrance or other disposition of the common stock of AP Holdings, (iii) certain first offer, repurchase and put/call rights (a summary of which is set forth below), with respect to the AP Holdings common stock held by the management investors (iv) certain pre-emptive rights in favor of the management investors with respect to the issuance of AP Holdings common stock, and (v) certain put/call rights with respect to the AP Holdings common stock held by Delaware North. As of August 4, 1998, AP Holdings repurchased the shares of its common stock and warrants formerly held by Delaware North for $4.0 million in cash. In connection with such repurchase, the Delaware North nominee to the AP Holdings Board of Directors resigned as a director of AP Holdings.

     The AP Holdings Stockholders Agreement provides that, subject to any direct or indirect restrictions imposed by financing agreements or arrangements entered into by AP Holdings or the Company, upon the termination of employment of a management investor for death, retirement, complete disability, or otherwise,
(a) such management investor, or his estate or heir (in the case of death, retirement or complete disability), shall have the right to cause AP Holdings to, and (b) AP Holdings shall have the right to, repurchase such management investor's AP Holdings common stock, at a purchase price, which, under some circumstances, is partially payable in subordinated notes, equal to, (X) in the case of a termination of employment for death, retirement or complete disability or by AP Holdings without Cause (as defined in the AP Holdings Stockholders Agreement) or a voluntary termination of employment by such management investor, the greatest of, or (Y) in the case of a termination of employment by AP Holdings for Cause, the lowest of, (i) the price per share paid by such management investor for such AP Holdings common stock,
(ii) the adjusted book value per share of AP Holdings common stock and (iii) the sum, on a per share basis, of (x) the product of the cash contribution from operations of AP Holdings for the immediately preceding four fiscal quarters multiplied by 6.84 minus (y) the amount of debt reflected in AP Holdings most recent consolidated financial statements.

TAX SHARING AGREEMENT

     The Company is a party to the Tax Sharing Agreement, dated April 28, 1989, by and among Holberg, AP Holdings and the Company (the "Tax Sharing Agreement"), which applies to each of Holberg's consolidated return years beginning with 1989. The Tax Sharing Agreement provides that each member of Holberg's affiliated group, including the Company, will pay to Holberg the amount of federal income tax that such member would be required to pay on a separate return basis for the year in question, except that the amount that the Company is required to pay to Holberg will not exceed the tax liabilities of the Company on a separate return basis for all taxable years to which the Tax Sharing Agreement applies and for which the Company joined in the Holberg consolidated return, computed as if the Company had actually filed separate returns for all such years and taking into account any net operating loss carryforward the Company would have had if it had filed a separate return for all such years. Holberg is not required to make a payment to the Company by virtue of the utilization by the Holberg affiliated group of any net operating loss generated by the Company. In the event that the consolidated federal income tax liability of the Holberg affiliated group is adjusted for any taxable period, whether by means of an amended return, claim for refund, or tax audit by the Internal Revenue Service, the liability of the Company under the Tax Sharing Agreement will be recomputed to give effect to such adjustments.

PREFERRED STOCK

     Prior to the consummation of the Combination, Holberg held $8.7 million of preferred stock of APCOA. A portion of the proceeds of the financing obtained in conjunction with the combination with Standard (see Note B of the Notes to Consolidated Financial Statements) was used to redeem $8.0 million of the preferred stock. The remaining $0.7 million was contributed to the capital of the Company.

     The preferred stock issued by the Company to AP Holdings in conjunction with the combination with Standard has the same maturity as the debt securities of AP Holdings issued to finance the preferred stock contribution, has an initial liquidation preference equal to the issue price of such debt securities, increases in liquidation preference at the same rate as such debt securities accrue interest, such that the liquidation preference of the preferred stock will at all times be equal to the then principal amount of such debt securities, and accrues cash dividends commencing at such times as such debt securities commence to accrue cash interest, at the same rate as such debt securities.

MANAGEMENT CONTRACTS AND RELATED ARRANGEMENTS WITH AFFILIATES

     The Company has a management contract to operate one parking facility in Chicago with an Illinois land trust which is beneficially owned by a partnership in which Myron C. Warshauer, Steven A. Warshauer and Stanley Warshauer have an equity interest. All expenses that are typically borne by a facility owner under a management contract, such as salaries, wages and benefits associated with employees at the parking facility and an allocable portion of such costs for supervisory management personnel, the cost of uniforms, supplies, insurance, utilities and other direct operating costs ("property-level expenses") are paid by the facility owner. Pursuant to the management contract, the Company received a management fee of approximately $39,000 in 1998. However, certain subordination provisions in the loan agreement between the facility owner and its lender would result in the non-payment of this management fee if operating revenues are insufficient to defray all operating expenses and debt service costs relating to the property.

     The Company has a management contract with the Buckingham Plaza Limited Partnership ("BPLP") to operate the parking facility at a condominium complex in Chicago of which BPLP was the developer. Myron C. Warshauer and SP Associates own an equity interest in one of BPLP's limited partners. The Company receives an annual management fee of $20,200 pursuant to such management contract. The Company estimates that such management fee is no less than would normally be obtained through arms-length negotiations.

     The Company has management contracts to operate two surface parking lots in Chicago. Myron C. Warshauer, Steven A. Warshauer, Stanley Warshauer, Michael K. Wolf and SP Associates own membership interests in a limited liability company that is a member of the limited liability companies that own such surface parking lots. The Company receives a total of $39,300 in management fees annually under such management contracts. The Company estimates that such management fees are no less favorable than would normally be obtained through arms-length negotiations.

     The Company operates the Clark Fullerton Self Park, a parking facility in which Myron C. Warshauer had a 50% equity interest. The facility owner pays all of the property-level expenses, and the Company earned a management fee of $25,000 during 1998. Myron C. Warshauer sold his interest in this facility during the first quarter of 1999.

     The Company provides office and related support services to Auditorium Garage, Inc. ("Auditorium"), an Illinois corporation owned by Stanley Warshauer and his wife, in conjunction with Auditorium's management of a parking facility. Auditorium reimbursed the Company for the general and administrative costs associated with providing these services of $19,500 in 1998.

     Myron C., Stanley and Steven A. Warshauer own an equity interest in two parking facilities in Chicago. One of those facilities, the State Oak Garage, is managed by the Company on terms that the Company believes are no less favorable than would normally be obtained through arms-length negotiations. The Company earned a management fee of $39,000 in 1998 at such facility. The other parking facility (the "Theater District Garage") is leased to Standard/Tremont Parking Corporation ("Standard Tremont"), an Illinois corporation that is owned by Stanley Warshauer, Steven A. Warshauer and Myron C. Warshauer. The Company provides office and related support services to Standard Tremont, in conjunction with Standard Tremont's management of the Tremont Facility. Standard Tremont reimburses the Company for the general and administrative costs associated with providing these services, which reimbursement totaled $15,000 in 1998.

     The Company pays 12.5% of the lease net operating income derived from one parking facility to Warshauer Management Corporation for services rendered in obtaining the right to operate the facility.

     SP Associates is an affiliate of JMB Realty Corp., from which the Company leases office space for its corporate offices in Chicago. Payments pursuant to the lease agreement aggregated approximately $230,000 during 1998.

     The Company purchases workers' compensation and health insurance covering certain parking facilities from JMB Insurance Agency, Inc., an affiliate of JMB Realty Corp. which in turn is an affiliate of SP Associates. The Company estimates that the premiums and commissions paid for such insurance are comparable to premiums it would pay for comparable coverage from an unrelated third party. Additionally, the Company paid $25,000 to JMB Insurance Agency, Inc. for consulting services during 1998.

     In March of 1998, the Company acquired a lease for $1.4 million from an entity which is 15% owned by certain members of the management group. The lease is for a term of eleven years and calls for annual rent of $185,000 per year plus percentage rent if the property achieves certain earnings levels. In 1998 APCOA/Standard earned $116,800 in net lease revenue under this agreement. The Company believes the terms of this agreement are no less favorable than would normally be obtained through arms-length negotiations.

LIABILITY INSURANCE

     The Company participates in a master insurance program with Holberg which serves to reduce the insurance costs of the combined group. In connection with the insurance program, during 1998 the Company placed

$2.2 million on deposit with an affiliate for insurance collateral purposes. This amount is included in intangible and other assets in the accompanying consolidated balance sheets.

     In January of 1999, the Company completed the combination of its insurance programs into one program. In connection therewith the Company purchased coverage for its previously self-insured layer, and a tail policy to eliminate future exposure from retrospective adjustments.

CONSULTING AGREEMENT WITH SIDNEY WARSHAUER

     Consummation of the Combination was conditioned by Standard, among other things, upon the execution of a Consulting Agreement (the "Agreement") between the Company and Sidney Warshauer, the father of Myron C. Warshauer. Sidney Warshauer is 83 years old.

     The Agreement provides that Sidney Warshauer render such services as may be requested, from time to time, by the Board of Directors of the Company (the "Board") and/or the Chief Executive Officer of the Company, consistent with Mr. Warshauer's past practices and experience, for a period beginning on the date of the consummation of the Combination and ending on Sidney Warshauer's death. Sidney Warshauer will receive, during such period, annual payments of $552,000 along with certain other benefits.

     The Agreement provides that, from the date of the closing of the Combination until his death, Sidney Warshauer will not disclose Company confidential information or compete with the Company. The Agreement is not terminable by the Company for any reason other than the death of Sidney Warshauer, or a breach by Sidney Warshauer of his obligations under the Agreement with respect to non-disclosure of Company confidential information or his obligation to refrain from engaging in competition with the Company. The parties intended that all payments under the Agreement represent additional purchase price in the form of supplemental retirement benefits in recognition of Sidney Warshauer's significant contributions to Standard. The actuarial value, as of March 30, 1998, of the payments under the Agreement was approximately $5.0 million. See Note B of the Notes to the Consolidated Financial Statements.

CERTAIN OTHER MATTERS RELATING TO HOLBERG

     Holberg has received customary investment banking and advisory fees from APCOA in connection with certain prior transactions, and received a $1.0 million advisory fee (and reimbursement of expenses) upon consummation of the Combination. The Company also may pay an annual management fee to Holberg and otherwise reimburse Holberg for certain expenses incurred by Holberg on behalf of the Company. In addition, the Company currently leases a plane on behalf of Holberg. Holberg pays all costs under the lease other than amounts that may be charged to the Company in connection with use of the plane and indemnifies the Company for all obligations under the lease. All of these fees and other amounts paid to Holberg are subject to the limits and restrictions imposed by the Indenture.

     APCOA/Standard and Holberg and its affiliates periodically engage in bi-lateral loans and advances. These loans and advances are interest bearing at a variable rate that approximates the prime interest rate. The accumulated interest is added to, or deducted from (as appropriate), the balance in the loan or advance account. In connection with the Combination, APCOA made a $6.5 million non-cash distribution to Holberg of the receivable in such amount due from Holberg to APCOA, at the date of the Combination.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as part of this Report:

          1. Financial Statements.

          Report of Independent Auditors
           Audited Consolidated Financial Statements
                Consolidated Balance Sheets at December 31, 1998 and 1997 For the years ended December 31, 1998, 1997 and 1996:
                Consolidated Statements of Operations
                Consolidated Statements of Stockholders' Equity
                Consolidated Statements of Cash Flows

           Notes to Consolidated Financial Statements

          2. Financial statement schedule.

               Schedule II -- Valuation and Qualifying Accounts

           All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

          3. Exhibits

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
1.1        Purchase Agreement, by and among AP Holdings and Donaldson,
           Lufkin & Jenrette Securities Corporation, dated as of March
           25, 1998 (incorporated by reference to Exhibit 1.1 to the
           Registrant's Registration Statement Form S-4 No. 333-50433
           filed April 17, 1998, August 11, 1998 and August 14, 1998,
           (the "Registration Statement")).
2.1        Combination Agreement, dated as of January 15, 1998, by and between APCOA, Inc. and the Standard Owners (incorporated by reference to Exhibit 2.1 to the Registration Statement).
3.1        Restated Certificate of Incorporation of AP Holdings
           (incorporated by reference to Exhibit 3.1 to the
           Registration Statement).
3.2        By-Laws of AP Holdings (incorporated by reference to Exhibit
           3.2 to the Registration Statement).
4.1        Indenture, dated as of March 30, 1998, by and among AP
           Holdings and State Street Bank and Trust Company, with
           respect to the New Notes (incorporated by reference to
           Exhibit 4.1 to the Registration Statement).
4.2        Form of New Note (included as Exhibit A to Exhibit 4.1).
10.2       Credit Agreement, dated as of March 30, 1998, by and among the Company, The First National Bank of Chicago, as Agent
           and Lender, and the Other Financial Institutions party
           thereto (incorporated by reference to Exhibit 10.2 to the
           Registration Statement).
10.3       Stockholders' Agreement, dated as of March 30, 1998, by and among Dosher Partners, L.P., SP Associates, Holberg, AP
           Holdings and the Company (incorporated by reference to
           Exhibit 10.3 to the Registration Statement).
10.4       Stockholders Agreement, dated as of April 14, 1989, by and among AP Holdings, Holberg, and each member of the
           management of the Company who is a stockholder of AP
           Holdings (incorporated by reference to Exhibit 10.4 to the
           Registration Statement).
10.5       Tax Sharing Agreement, dated as of April 28, 1989, as
           amended as of March 30, 1998, by and among Holberg, AP
           Holdings and the Company (incorporated by reference to
           Exhibit 10.5 to the Registration Statement).
10.6       Employment Agreement between the Company and Myron C.
           Warshauer (incorporated by reference to Exhibit 10.6 to the
           Registration Statement).
10.7       Employment Agreement between the Company and G. Walter
           Stuelpe, Jr. (incorporated by reference to Exhibit to the
           Registration Statement).
10.8       Executive Transition Agreement between the Company and James
           V. LaRocco, Jr. (incorporated by reference to Exhibit 10.8 to the Registration Statement).
10.12      Employment Agreement between the Company and Michael K. Wolf
           (incorporated by reference to Exhibit 10.12 to the
           Registration Statement).
10.13      Deferred Compensation Agreement between the Company and
           Michael K. Wolf (incorporated by reference to Exhibit 10.13 to the Registration Statement).
10.14      Company Retirement Plan for Key Executive Officers
           (incorporated by reference to Exhibit 10.14 to the
           Registration Statement).
10.15      Consulting Agreement between the Company and Sidney
           Warshauer (incorporated by reference to Exhibit 10.1 to the
           Registration Statement).
10.17      Consent and Joinder to Stockholders' Agreement dated as of
           October 1, 1998 by and among the Company, Dosher Partners,
           L.P., SP Associates, Holberg, AP Holdings and Waverly.
10.18      Employment Agreement between the Company and James A.
           Wilhelm.
21.1       Subsidiaries of AP Holdings (incorporated by reference to
           Exhibit 21.1 to the Registration Statement).
25.1       Statement of Eligibility and Qualification of Trustee on
           Form T-1 of State Street Bank and Trust Company under the
           Trust Indenture Act of 1939 (incorporated by reference to
           Exhibit 25.1 to the Registration Statement).
27.1       Financial Data Schedule.

                    INDEX TO HISTORICAL FINANCIAL STATEMENTS

AP HOLDINGS, INC.

                                                              PAGE
                                                             -------
Report of Ernst & Young LLP, Independent Auditors...........     F-2
Consolidated Balance Sheets as of December 31, 1998 and
  1997......................................................     F-3
Consolidated Statements of Operations for each of the three
  years in the period
  ended December 31, 1998...................................     F-5
Consolidated Statements of Stockholders' Equity (Deficit)
  for each of the three years in the period
  ended December 31, 1998...................................     F-6
Consolidated Statements of Cash Flows for each of the three
  years in the period ended December 31, 1998...............     F-7
Notes to Consolidated Financial Statements..................     F-8

                          REPORT OF ERNST & YOUNG LLP,
                              INDEPENDENT AUDITORS

Board of Directors
  AP HOLDINGS, INC.

     We have audited the accompanying consolidated balance sheets of AP Holdings, Inc. ("AP Holdings") as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of AP Holdings' management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AP Holdings at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

Chicago, Illinois
March 30, 1999

                               AP HOLDINGS, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                    DECEMBER 31
                                                                -------------------
                                                                  1998       1997
                                                                --------    -------
ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 19,183    $ 3,322
  Notes and accounts receivable, less allowances of $1,743
     in 1998 and $443 in 1997...............................      32,639     13,806
  Prepaid expenses and supplies.............................       2,806      1,126
                                                                --------    -------
     Total current assets...................................      54,628     18,254
Leaseholds and equipment:
  Equipment.................................................      10,878     10,024
  Leasehold improvements....................................      18,663     13,981
  Leaseholds................................................      41,417     31,293
  Construction in progress..................................       2,549        417
                                                                --------    -------
                                                                  73,507     55,715
  Less accumulated depreciation and amortization............      45,889     43,375
                                                                --------    -------
                                                                  27,618     12,340
Other Assets:
  Advances and deposits.....................................       3,318      1,509
  Cost in excess of net assets acquired, less accumulated
     amortization of $5,558 and $3,412 in 1998 and 1997,
     respectively...........................................     108,741     18,457
  Intangible and other assets, less accumulated amortization
     of $4,679 and $3,433 in 1998 and 1997, respectively....      17,943      4,013
  Due from affiliate........................................         409      4,522
                                                                --------    -------
                                                                 130,411     28,501
                                                                --------    -------
     Total assets...........................................    $212,657    $59,095
                                                                ========    =======

                                                                    DECEMBER 31
                                                                -------------------
                                                                  1998       1997
                                                                --------    -------
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable..........................................    $ 18,184    $16,401
  Accrued rent..............................................       7,262      5,649
  Compensation and payroll withholdings.....................      11,067      1,924
  Property, payroll and other taxes.........................       4,955      3,111
  Accrued insurance and expenses............................      20,340      4,126
  Current portion of long-term borrowings...................       1,939      4,102
                                                                --------    -------
     Total current liabilities..............................      63,747     35,313
Long-term borrowings, excluding current portion:
  Obligations under credit agreements.......................     144,957     27,729
  Senior Discount Notes, 11 1/4%, due 2008..................      44,174         --
  Other.....................................................       2,535      6,452
                                                                --------    -------
                                                                 191,666     34,181
Other long-term liabilities.................................      11,675      3,132
Redeemable preferred stock of subsidiary....................          --      8,728
Common stock of subsidiary subject to put/call rights; 5.01
  shares issued and outstanding.............................       4,589         --
Common stock, 880 shares issued and outstanding and warrants to purchase 200 common shares, subject to put/call
  rights....................................................          --      4,000
Stockholders' deficit:
  Preferred stock, 12% quarterly, cumulative, par value $.01 per share, 10,000 shares authorized, 2,970.74 shares at
     December 31,1998 and 2,800.20 shares at December 31,
     1997 issued and outstanding............................      28,364     25,201
  Common stock, par value $0.01 per share, 20,000 shares
     authorized; 8,800 shares issued, 7,920 shares
     outstanding............................................           1          1
  Additional paid-in capital................................       2,088      7,871
  Accumulated deficit.......................................     (89,473)   (59,332)
                                                                --------    -------
  Total stockholders' deficit...............................     (59,020)   (26,259)
                                                                --------    -------
     Total liabilities and stockholders' deficit............    $212,657    $59,095
                                                                ========    =======

                See Notes to Consolidated Financial Statements.

                               AP HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31
                                                            ----------------------------------
                                                               1998         1997        1996
                                                            ----------    --------    --------
Gross customer collections..............................    $1,026,085    $476,183    $430,696
                                                            ==========    ========    ========
Parking services revenue:
  Lease contracts.......................................    $  162,568    $ 99,594    $120,286
  Management contracts..................................        32,949      18,110      18,123
                                                            ----------    --------    --------
                                                               195,517     117,704     138,409
Costs and expenses:
  Cost of parking services:
  Lease contracts.......................................       144,086      85,355     107,375
  Management contracts..................................        11,144       9,491       8,783
                                                            ----------    --------    --------
                                                               155,230      94,846     116,158
  General and administrative............................        23,506      13,528      13,017
  Restructuring and other unusual charges...............        18,050          --          --
  Depreciation and amortization.........................         7,435       3,767       4,888
                                                            ----------    --------    --------
Total costs and expenses................................       204,221     112,141     134,063
                                                            ----------    --------    --------
Operating income (loss).................................        (8,704)      5,563       4,346
Other expenses (income):
  Interest expense......................................        15,792       3,713       3,409
  Interest income.......................................        (1,251)       (470)       (532)
                                                            ----------    --------    --------
                                                                14,541       3,243       2,877
Income (loss) before minority interest, income taxes and
  extraordinary item....................................       (23,245)      2,320       1,469
Minority interest.......................................           487         321         424
Income tax expense......................................           430         140         106
                                                            ----------    --------    --------
Income (loss) before extraordinary item.................       (24,162)      1,859         939
Extraordinary item......................................         2,816          --          --
                                                            ----------    --------    --------
Net income (loss).......................................       (26,978)      1,859         939
Preferred stock dividends...............................        (3,163)     (3,697)     (3,293)
                                                            ----------    --------    --------
Net income (loss) available for common stockholders.....    $  (30,141)   $ (1,838)   $ (2,354)
                                                            ==========    ========    ========

                See Notes to Consolidated Financial Statements.

                               AP HOLDINGS, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                     (IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                  PREFERRED STOCK      COMMON STOCK
                                 ------------------   --------------
                                  NUMBER              NUMBER           ADDITIONAL
                                    OF        PAR       OF      PAR     PAID-IN     ACCUMULATED
                                  SHARES     VALUE    SHARES   VALUE    CAPITAL       DEFICIT      TOTAL
                                 --------   -------   ------   -----   ----------   -----------   --------
Balance (deficit) at
  January 1, 1996..............  2,210.51   $19,894   7,898     $ 1      $7,871      $(54,804)    $(27,038)
Net income.....................                                                           939          939
Preferred stock dividends......    277.43     2,497                                    (3,293)        (796)
Increase common stock and
  warrants subject to put/call
  rights to current value......                                                          (192)        (192)
                                 --------   -------   -----     ---      ------      --------     --------
Balance (deficit) at
  December 31, 1996............  2,487.94    22,391   7,898       1       7,871       (57,350)     (27,087)
Net income.....................                                                         1,859        1,859
Preferred stock dividends......    312.26     2,810                                    (3,697)        (887)
Increase common stock and
  warrants subject to put/call
  rights to current value......                                                          (144)        (144)
Issuance of common stock.......                          22
                                 --------   -------   -----     ---      ------      --------     --------
Balance (deficit) at
  December 31, 1997............  2,800.20    25,201   7,920       1       7,871       (59,332)     (26,259)
Net loss.......................                                                       (26,978)     (26,978)
Preferred stock dividends......    170.54     3,163                                    (3,163)          --
Non-cash distribution to
  affiliate....................                                          (6,511)                    (6,511)
Contribution to capital........                                             728                        728
                                 --------   -------   -----     ---      ------      --------     --------
Balance (deficit) at
  December 31, 1998............  2,970.74   $28,364   7,920     $ 1      $2,088      $(89,473)    $(59,020)
                                 ========   =======   =====     ===      ======      ========     ========

                See Notes to Consolidated Financial Statements.

                               AP HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   YEARS ENDED DECEMBER 31
                                                               -------------------------------
                                                                 1998       1997        1996
                                                               --------    -------    --------
OPERATING ACTIVITIES
Net income (loss)..........................................    $(26,978)   $ 1,859    $    939
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operations:
  Depreciation and amortization............................       7,435      3,767       4,888
  Provision for impairment of assets.......................       2,600         --          --
  Interest accreted on long-term borrowings................       3,491         --          --
  Changes in operating assets and liabilities, net of
     acquisitions:
     Notes and accounts receivable.........................     (14,133)    (3,495)      1,041
     Prepaid assets........................................         477        273         163
     Other assets..........................................        (816)       216      (1,071)
     Accounts payable......................................      (4,834)       294        (845)
     Accrued liabilities...................................      18,776     (2,982)     (1,209)
     Due from affiliates...................................      (2,399)       999      (1,864)
                                                               --------    -------    --------
Net cash provided by (used in) operating activities........     (16,381)       931       2,042
INVESTING ACTIVITIES
Purchase of leaseholds and equipment.......................      (7,691)    (2,357)     (2,552)
Purchase of leaseholds and equipment by joint ventures.....        (828)      (480)     (1,181)
Increase in other assets...................................        (461)      (906)         --
Businesses acquired, net of cash acquired..................     (87,045)       151          --
Proceeds from disposition of leaseholds and equipment......          --         --         384
                                                               --------    -------    --------
Net cash used in investing activities......................     (96,025)    (3,592)     (3,349)
FINANCING ACTIVITIES
Proceeds from long-term borrowings.........................     180,683      4,269      12,244
Payments on long-term borrowings...........................     (32,298)      (829)    (11,483)
Proceeds from joint venture borrowings.....................          --        400       2,665
Payments on joint venture borrowings.......................        (530)      (389)     (1,414)
Payments of debt issuance costs............................      (7,588)        --        (724)
Redemption of redeemable preferred stock...................      (8,000)        --          --
Redemption of common stock subject to put/call rights......      (4,000)        --          --
                                                               --------    -------    --------
Net cash provided by financing activities..................     128,267      3,451       1,288
                                                               --------    -------    --------
Increase (decrease) in cash and cash equivalents...........      15,861        790         (19)
Cash and cash equivalents at beginning of year.............       3,322      2,532       2,551
                                                               --------    -------    --------
CASH AND CASH EQUIVALENTS AT END OF YEAR...................    $ 19,183    $ 3,322    $  2,532
                                                               ========    =======    ========

                See Notes to Consolidated Financial Statements.

                               AP HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

     NOTE A. SIGNIFICANT ACCOUNTING POLICIES

     AP Holdings, Inc. ("AP Holdings"), is a subsidiary of Holberg Industries, Inc. ("Holberg"), and owns 84% of the voting stock of APCOA/Standard Parking, Inc. ("APCOA/Standard" or "the Company"), formerly known as APCOA, Inc. ("APCOA"). APCOA/Standard and its subsidiaries and affiliates manage, operate and develop parking properties throughout the United States and Canada. The Company is a majority-owned subsidiary of AP Holdings, Inc. ("AP Holdings"). The Company provides on-site management services at multi-level and surface facilities in the two major markets of the parking industry: urban parking and airport parking. The Company manages approximately 1,600 parking facilities, containing approximately 800,000 parking spaces in over 60 cities across the United States and Canada.

     PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of AP Holdings, the Company, its wholly owned subsidiaries, and joint ventures in which the Company has more than 50% ownership interest. Minority interest recorded in the consolidated statement of operations is the joint venture partner's noncontrolling interest in consolidated joint ventures. Minority interest included in the consolidated balance sheets was $147 and $276 at December 31, 1998 and 1997, respectively. Investments in joint ventures of 50% or less ownership interest are reported on the equity method. Investments in joint ventures accounted for using the equity method in the consolidated balance sheets were $32 and $273 at December 31, 1998 and 1997, respectively. All significant intercompany profits, transactions and balances have been eliminated in consolidation.

     GROSS CUSTOMER COLLECTIONS -- Gross customer collections represent gross receipts collected at all leased and managed properties, including unconsolidated affiliates.

     PARKING REVENUE -- The Company recognizes gross receipts from leased locations and management fees earned from management contract properties as parking revenue as the related services are provided. Also included in parking revenue were $1,207 in 1997 and $147 in 1996 from gains on sales of parking contracts in the ordinary course of business.

     COST OF PARKING SERVICES -- The Company recognizes costs for leases and nonreimbursed costs from managed facilities as cost of parking services. Cost of parking services consists primarily of rent and payroll related costs.

     ADVERTISING COSTS -- Advertising costs are expensed as incurred and are included in general and administrative expenses. Advertising expenses aggregated $343, $440 and $414 for 1998, 1997 and 1996, respectively.

     CASH AND CASH EQUIVALENTS -- Cash equivalents represent funds temporarily invested in money market instruments with maturities of one to five days. Cash equivalents are stated at cost, which approximates market value.

     LEASEHOLDS AND EQUIPMENT -- Leaseholds, equipment and leasehold improvements are stated at cost. Leaseholds (cost of parking contracts) are amortized on a straight-line basis over the average contract life of 7 years. Equipment is depreciated on the straight-line basis over the estimated useful lives of approximately 5 years on average. Leasehold improvements are amortized on the straight-line basis over the terms of the respective leases or the service lives of the improvements, whichever is shorter (average of approximately 7 years). Depreciation and amortization includes losses on abandonments of leaseholds of $260, $478 and $481 in 1998, 1997 and 1996, respectively.

     COST IN EXCESS OF NET ASSETS ACQUIRED (GOODWILL) -- Cost in excess of net assets acquired arising from acquisitions is amortized using the straight-line method over 40 years. The carrying value of goodwill is continually evaluated to determine a possible impairment in value. If undiscounted cash flows over the remaining

                               AP HOLDINGS, INC.

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

amortization period indicate that goodwill may not be recoverable, the carrying value of goodwill is reduced by the estimated shortfall of cash flows on a discounted basis.

     INTANGIBLE ASSETS -- Legal and other costs incurred to acquire certain parking businesses and establish parking joint ventures ($991 at December 31, 1998) are being amortized on a straight-line basis over seven years, the estimated life of the underlying parking contracts. Debt issuance costs of $7,020 and $775 at December 31, 1998 and 1997, respectively, are amortized over the terms of the credit agreements using the straight-line method. Additionally, $6,317 of intangibles, consisting primarily of a covenant not to compete (see Note B) have been capitalized as of December 31, 1998

     FINANCIAL INSTRUMENTS -- The carrying values of cash, accounts receivable and accounts payable are reasonable estimates of their fair value due to the short-term nature of these financial instruments. The Company's 9.25% Senior Subordinated Notes are included in the Consolidated Balance Sheet at $140,000, which represents the aggregate face value of the notes. Market value at December 31, 1998 aggregated $128,800. AP Holdings' 11.25% Senior Discount Notes have been included in the Consolidated Balance Sheet at their issuance price plus accreted interest. Market value at December 31, 1998 aggregated $37,100. Other long-term assets and debt have a carrying value that approximates fair value.

     USE OF ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     RECENT ACCOUNTING PRONOUNCEMENTS -- Effective January 1, 1998, the Company adopted the Financial Accounting Standard Board's Statement No. 130, "Reporting Comprehensive Income," which establishes the standards for reporting and displaying comprehensive earnings and its components as part of a full set of financial statements. Since the Statement applies only to the presentation of comprehensive income, it did not have any impact on the Company's results of operations, financial position or cash flows. In addition, the Company does not have any elements of comprehensive income as defined.

     Additionally, effective January 1, 1998 the Company adopted Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." Statement No. 131 replaces Statement No. 14, and establishes standards for reporting segment information in annual and interim financial statements, including disclosures about services, geographic customers and major areas. The Company operates in a single business segment: parking property management. Further, the Company operates primarily in the United States, and operating results and assets outside of the United States are not material to the Company's financial statements. No customer accounted for more than 10% of the Company's revenue in 1998, 1997 or 1996. Accordingly, adoption of Statement No. 131 has had no impact on the Company's financial statements and accompanying footnote disclosures.

     Implementation of SOP 98-5, "Reporting on the Costs of Start-Up Activities," effective January 1, 1999, will not have a material impact on the Company's financial position or results of operations.

     RECLASSIFICATIONS -- Certain amounts previously presented in the financial statements of prior periods have been reclassified to conform to current year presentation.

     NOTE B. ACQUISITIONS

     In January 1998, APCOA entered into a definitive combination agreement to acquire all of the outstanding capital stock, partnership and other equity interests of Standard Parking Corp. and certain of its affiliates ("Standard"). On March 30, 1998, APCOA acquired Standard for consideration consisting of $65,000 in cash, 16% of the common stock of APCOA outstanding as of January 15, 1998 and the assumption of certain liabilities, including a $5,000 consulting and non-compete obligation for one of the former owners of Standard,

                               AP HOLDINGS, INC.

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

which represents the current value of the payments to be made, as determined by consulting actuaries. In addition, on March 30, 1998, APCOA paid to the Standard owners $2,822, generally representing Standard's earnings from January 1 through the date of the acquisition and Standard's cash on hand at such time. Financing of the acquisition included a contribution from Holdings of $40,683, in exchange for redeemable preferred stock, and other transactions as described below and in Notes D and H.

     The acquisition has been accounted for under the purchase method; accordingly, Standard's results are included in the consolidated financial statements of APCOA/Standard from the date of acquisition. Following is the preliminary purchase price allocation, based on the estimated fair value of assets acquired and liabilities assumed.

Cash consideration..........................................  $65,000
5.01 shares of common stock issued, at calculated put/call
  value.....................................................    4,589
Closing distribution to the Standard owners.................    2,822
Consulting and non-compete agreement with former owner......    5,000
Direct acquisition costs....................................    7,179
                                                              -------
Total purchase price........................................  $84,590
                                                              =======
Cash........................................................  $ 1,711
Notes and accounts receivable...............................    2,326
Prepaid expenses............................................      545
Leaseholds and equipment....................................    7,971
Consulting and non-compete agreement........................    5,000
Cost in excess of net assets acquired.......................   73,641
Other assets................................................      782
Accounts payable and accrued expenses.......................   (2,758)
Other costs and liabilities.................................   (4,628)
                                                              -------
                                                              $84,590
                                                              =======

     The put/call value above is based primarily upon a multiple of EBITDA, as defined, of the Company. Under certain circumstances the Company can be required to repurchase these shares, however in no case will the Company be obligated to do so prior to March 2001. Direct acquisition costs incurred in connection with the acquisition include investment banking fees of $3,289 and legal and other professional fees of $3,890.

     Other costs and liabilities include pre-existing Standard vacation and bonus liabilities of $1,089. Also included in other costs and liabilities are software modifications of $870, re-branding costs of $510 and other costs of $2,159 incurred in connection with the Company's business plan to integrate Standard's operations.

     During the year ended December 31, 1997, the Company completed three acquisitions for an aggregate purchase price of $1,000 in cash and $1,200 in notes payable. The acquisitions other than Standard did not have a material impact on the Company and have not been included in the pro forma information below. The following unaudited pro forma results of operations for 1998 and 1997 assume the acquisition of Standard occurred at the beginning of each period presented:

                                                       1998        1997
                                                     --------    --------
Net revenue......................................    $210,075    $181,356
Loss before extraordinary item...................     (19,697)     (3,710)

                               AP HOLDINGS, INC.

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

     This pro forma information does not purport to be indicative of the results that actually would have been obtained if the combination had taken place at the beginning of the periods presented and is not intended to be a projection of future results.

     On January 22, 1998, the Company acquired the assets of Huger Parking Company, LLC, d/b/a Dixie Parking, for $1,000 in cash at closing and $3,250 in notes payable, of which $1,000 was repaid in March of 1998. The $2,250 balance is payable over 20 years with interest based on prime. On May 1, 1998, the Company acquired the remaining 76% interest in Executive Parking Industries LLC, through the acquisition of all of the outstanding capital stock of S&S Parking, Inc., the sole asset of which was such 76% interest in EPI, for $7,020 million in cash. In addition, on June 1, 1998, APCOA/Standard acquired all of the outstanding capital stock of Century Parking, Inc., and Sentry Parking Corporation, for $5,168 in cash at closing, including direct acquisition costs, and up to $1,000 payable on the third anniversary of the closing date. On September 1, 1998, APCOA/Standard acquired the operations of Virginia Parking Service, Inc. in a stock purchase transaction for $3,114 in cash including direct costs, and up to $1,250 in notes payable over five years with interest at the prime rate.

     All of these acquisitions have been accounted for under the purchase method accordingly operating results of the acquired companies have been included in the Consolidated Financial Statements from the date of acquisition. The historical operating results of these businesses were not material to the consolidated results of APCOA/Standard.

NOTE C. RESTRUCTURING AND OTHER UNUSUAL CHARGES

     During 1998, management performed an analysis of the costs associated with implementing the business plan of consolidating the Company's headquarters in Chicago and costs related to Company staff reductions. Included in "restructuring and other unusual charges" in the accompanying consolidated statement of operations for the year ended December 31, 1998 are the following (expenses are cash unless otherwise stated):

Employee severance costs....................................  $ 6,900
Employee relocation costs...................................    5,000
Increase in insurance reserves..............................    2,600
Impairment and abandonment of assets that will no longer be
  used (non-cash expense)...................................    2,600
Other.......................................................      950
                                                              -------
                                                              $18,050
                                                              =======

     The $6,900 of employee severance costs consists of cash compensation and related expenses to 54 people for whom employment was terminated. The $5,000 of employee relocation costs are in connection with the relocation and consolidation of the headquarters of the Company, the relocation of two major field offices, moving Cleveland headquarters staff members to Chicago and other relocations within the field organization. The $2,600 increase in insurance reserves results from a buyout of the insurance program of APCOA in connection with the combination of APCOA and Standard insurance programs. The impairment and abandonment of assets that will no longer be used consists of the write-off of $2,600 of capitalized organization costs and leasehold improvements.

     Of the $15,450 cash restructuring and other unusual charges identified above, $9,900 was disbursed during 1998. It is expected that substantially all actions related to the Company's consolidation plan will be completed by early 1999 and the remaining cash component will be disbursed by the middle of 1999.

                               AP HOLDINGS, INC.

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

     On September 30, 1998, the planned consolidation of the Company's headquarters in Chicago was completed and the planned reduction in administrative headcount was realized.

NOTE D. BORROWING ARRANGEMENTS

     Long-term borrowings consist of:

                                                                                AMOUNT OUTSTANDING
                                                                                    DECEMBER 31
                                                                                -------------------
                                            INTEREST RATE(S)      DUE DATE        1998       1997
                                            ----------------    ------------    --------    -------
Senior Subordinated Notes...............    9.25%               March 2008      $140,000    $    --
Senior Discount Notes...................    11.25%              March 2008        44,174         --
Prudential term note....................    9.18%               Paid in 1998          --     18,000
Prudential term note....................    8.92%               Paid in 1998          --      5,000
Key Bank revolver.......................    7.82-8.75%          Paid in 1998          --      6,529
Joint venture debentures................    11.00-15.00%        Various            4,993      5,523
Capital leases and other................    Various             Various            4,438      3,231
                                                                                --------    -------
                                                                                 193,605     38,283
Less current portion....................                                           1,939      4,102
                                                                                --------    -------
                                                                                $191,666    $34,181
                                                                                ========    =======

     APCOA/Standard's 9 1/4% Senior Subordinated Notes were issued in September of 1998 and are due in March of 2008. The Notes are registered with the Securities and Exchange Commission. The issuance was exchanged for unregistered notes with substantially identical terms, which had been issued earlier in 1998 to finance the acquisition of Standard and retire certain existing indebtedness, and for general working capital purposes.

     AP Holdings' 11 1/4% Senior Discount Notes were issued in September of 1998 and are due in March of 2008. The Discount Notes are registered with the Securities and Exchange Commission. The issuance was exchanged for unregistered notes with substantially identical terms, which had been issued earlier in 1998 to finance the purchase of new preferred stock of the Company.

     In March of 1998, the Company entered into a $40,000 revolving Senior Credit Facility (the "Facility") with a group of banks. Rates of interest on borrowings against the Facility are indexed to certain key variable rates. At December 31, 1998, there were letters of credit outstanding against this Facility of $5,900.

     The Notes, Discount Notes, and Senior Credit Facility contain covenants that limit AP Holdings and APCOA/Standard from incurring additional indebtedness and issuing preferred stock, restrict dividend payments, limit transactions with affiliates and restrict certain other transactions. Substantially all of AP Holdings' and APCOA/Standard's net assets are restricted under these provisions and covenants (See Note I).

     In connection with the early extinguishment of debt in March 1998, the Company recorded an extraordinary loss of $2,816. The extraordinary loss represents the unamortized balance of debt issuance costs related to APCOA's previous credit agreement of $727 and a prepayment fee of $2,089 related to APCOA's previous credit agreement.

     Consolidated joint ventures have entered into four agreements for stand-alone development projects providing nonrecourse funding. These joint venture debentures are collateralized by the specific contracts that were funded and approximate the net book value of the related assets.

                               AP HOLDINGS, INC.

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

     The Company has entered into capital leases and various financing agreements, which were used for the purchase of equipment and on November 1, 1997, the Company signed interest free promissory notes in the amount of $1,123 to purchase the remaining interest of an unconsolidated subsidiary. The notes were paid in January, 1998.

     The Company paid interest of $8,572; $3,878 and $3,230 in 1998, 1997, and 1996, respectively.

     The aggregate maturities of borrowings outstanding at December 31, 1998 are as follows:

1999........................................................  $  1,939
2000........................................................       773
2001........................................................       700
2002........................................................       516
2003........................................................       510
2004 and thereafter.........................................   189,167
                                                              --------
                                                              $193,605
                                                              ========

NOTE E. INCOME TAXES

     AP Holdings is included in the consolidated federal income tax return filed with its affiliates and has a tax sharing agreement with the affiliates. AP Holdings' income tax provision is determined on a separate return basis. Income tax expense consists of foreign, state and local taxes.

     At December 31, 1998, AP Holdings has net operating loss carryforwards of $38,905 for income tax purposes that expire in years 2004 through 2018. Net operating loss carryforwards have been utilized to eliminate federal income tax expense in 1997 and 1996.

     A reconciliation of AP Holdings' reported income tax expense to the amount computed by multiplying income (loss) before minority interest and income taxes by the effective federal income tax rate is as follows:

                                                                 1998      1997    1996
                                                                -------    ----    ----
Statutory provision (benefit)...............................    $(8,661)   $789    $499
Benefit from carryforward of net operating losses...........         --    (789)   (499)
Change in valuation allowance...............................      8,661      --      --
Foreign, state and local income taxes.......................        430     140     106
                                                                -------    ----    ----
Income tax expense..........................................    $   430    $140    $106
                                                                =======    ====    ====

                               AP HOLDINGS, INC.

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

     Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of AP Holdings' deferred tax assets and liabilities as of December 31, 1998 and 1997 are as follows:

                                                                 1998       1997
                                                                -------    -------
Net operating loss carryforwards............................    $15,173    $ 8,111
Book over tax depreciation and amortization.................        318      1,234
Casualty/liability insurance................................        990        699
Accrued compensation........................................      3,179        (55)
Other, net..................................................      2,450        361
                                                                -------    -------
                                                                 22,110     10,350
Less: valuation allowance for deferred tax assets...........     22,110     10,350
                                                                -------    -------
Net deferred tax assets.....................................    $    --    $    --
                                                                =======    =======

     For financial reporting purposes, a valuation allowance for deferred tax assets will continue to be recorded until realization is more likely than not.

NOTE F. BENEFIT PLANS

     The Company offers deferred compensation arrangements for certain key executives, and sponsors an employees' savings and retirement plan in which certain employees are eligible to participate. Subject to their continued employment by the Company, employees offered supplemental pension arrangements will receive a defined monthly benefit upon attaining age 65. At December 31, 1998 and 1997, the Company has accrued $4,415 and $1,733, respectively, representing the present value of the future benefit payments. Participants in the savings and retirement plan may elect to contribute a portion of their compensation to the plan. The Company, in turn, contributes an amount in cash or other property as required by the plan. Expenses related to these plans amounted to $418, $461 and $473 in 1998, 1997 and 1996, respectively.

     The Company also contributes to two multi-employer defined contribution and nine multi-employer defined benefit plans which cover certain union employees. Expenses related to these plans were $732, $418 and $561 in 1998, 1997 and 1996, respectively.

NOTE G. LEASES

     The Company operates parking facilities under operating leases expiring on various dates, generally prior to the year 2012. Certain of the leases contain options to renew at the Company's discretion.

     At December 31, 1998, the Company was committed to install in future years, at an estimated cost of $2,497, certain capital improvements at leased facilities.

                               AP HOLDINGS, INC.

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

     Future annual rent expense is not determinable due to the application of percentage factors based on revenues. At December 31, 1998, the Company's minimum rental commitments, under all non-cancelable leases with remaining terms of more than one year, are as follows:

1999........................................................  $25,765
2000........................................................   24,629
2001........................................................   21,268
2002........................................................   17,689
2003........................................................   11,413
2004 and thereafter.........................................   49,100

     Rent expense, including percentage rents, was $105,452; $69,113 and $90,419 in 1998, 1997 and 1996, respectively.

     In the normal course of business, the Company is involved in disputes, generally regarding the terms of lease agreements. In the opinion of management, the outcome of these disputes and litigation will not have a material adverse effect on the consolidated financial position or operating results of the Company.

NOTE H. RELATED PARTIES TRANSACTIONS

     Due from affiliate includes amounts due from Holberg of $409 as the result of various transactions between the Company and Holberg including net cash transferred and reimbursement of certain expenses paid by Holberg on APCOA/Standard's behalf. Interest is recorded on amounts due based on current investment rates of return.

     In connection with the acquisition of Standard, the Company made a $6,511 non-cash distribution to Holberg of a receivable for that amount, due from Holberg to the Company.

     The Company used $8,728 of proceeds from the financing obtained in connection with the acquisition of Standard to redeem $8,000 of preferred stock held by Holberg. The remaining $728 was contributed by Holberg to the capital of the Company.

     Until January of 1999, the Company participated in a master insurance program with Holberg which serves to reduce the insurance costs of the combined group. In connection with the insurance program, during 1998 the Company placed $2,200 on deposit with an affiliate for insurance collateral purposes. This amount is included in intangible and other assets in the accompanying consolidated balance sheets.

     In January of 1999, the Company completed the combination of its insurance programs into one program, and purchased a guaranteed cost program. In connection therewith the Company purchased coverage for its previously self-insured layer, and a tail policy to eliminate future exposure from retrospective adjustments. The cost of the buyout was $5,600, of which $2,600 was included in restructuring and other unusual charges (see Note C).

                               AP HOLDINGS, INC.

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

NOTE I. SUBSIDIARY GUARANTORS

     All of the Company's direct or indirect wholly owned domestic subsidiaries, including Standard, other than inactive subsidiaries, fully, unconditionally, jointly and severally guarantee the Senior Subordinated Notes discussed in Note
D. Separate financial statements of the guarantor subsidiaries are not separately presented because, in the opinion of management, such financial statements are not material to investors. The non-guarantor subsidiaries include joint ventures, wholly owned subsidiaries of the Company organized under the laws of foreign jurisdictions and inactive subsidiaries, all of which are included in the consolidated financial statements. The following is summarized combining financial information for APCOA/Standard, the guarantor subsidiaries of the Company and the non-guarantor subsidiaries of the Company:

                                           APCOA/     GUARANTOR     NON-GUARANTOR
                                          STANDARD   SUBSIDIARIES   SUBSIDIARIES    ELIMINATION    TOTAL
                                          --------   ------------   -------------   -----------   --------
1998
Balance Sheet Data:
  Cash and cash equivalents.............  $ 10,784     $  7,177        $ 1,222       $      --    $ 19,183
  Notes and accounts receivable.........    27,406        3,657          1,576              --      32,639
  Current assets........................    38,886       11,968          3,774              --      54,628
  Leaseholds and equipment, net.........    12,129       10,086          5,403              --      27,618
  Cost in excess of net assets acquired,
     net................................    18,966       88,961            814              --     108,741
  Investment in subsidiaries............   107,293           --             --        (107,293)         --
  Total assets..........................   193,411      118,881         11,770        (107,293)    216,769
  Accounts payable......................    11,235        6,390            559              --      18,184
  Current liabilities...................    40,757       16,022          6,968              --      63,747
  Long-term borrowings, excluding
     current portion....................   142,716          277          4,499              --     147,492
  Redeemable preferred stock............    44,174           --             --              --      44,174
  Common stock subject to put/call
     rights.............................     4,589           --             --              --       4,589
  Total stockholders' equity
     (deficit)..........................   (48,710)     101,544           (449)       (107,293)    (54,908)
  Total liabilities and stockholders'
     equity.............................   193,411      118,881         11,770        (107,293)    216,769
Income Statement Data:
  Parking revenue.......................  $ 82,764     $ 76,087        $36,666       $      --    $195,517
  Gross profit..........................    20,034       18,173          2,080              --      40,287
  Restructuring charge..................    18,050           --             --              --      18,050
  Depreciation and amortization.........     3,533        2,955            947              --       7,435
  Operating income (loss)...............    (9,782)         807            271              --      (8,704)
  Interest expense (income), net........    10,311          (12)           639              --      10,938
  Equity in earnings of subsidiaries....       (46)          --             --              46          --
  Net income (loss).....................   (23,375)         809           (855)             46     (23,375)

                               AP HOLDINGS, INC.

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                           APCOA/     GUARANTOR     NON-GUARANTOR
                                          STANDARD   SUBSIDIARIES   SUBSIDIARIES    ELIMINATION    TOTAL
                                          --------   ------------   -------------   -----------   --------
Cash Flows Data:
  Net cash provided by (used in)
     operating activities...............  $(25,476)    $  3,816        $ 1,532       $      --    $(20,128)
  Investing activities:
     Purchase of leaseholds and
       equipment........................    (6,217)      (1,476)          (828)             --      (8,521)
     Businesses acquired................   (90,863)       3,818             --              --     (87,045)
     Other..............................      (712)          --             --              --        (712)
  Net cash provided by (used in)
     investing activities...............   (97,792)       2,342           (828)             --     (96,278)
  Financing activities:
     Proceeds from long-term
       borrowings.......................   140,000           --             --              --     140,000
     Payments on long-term borrowings...   (32,298)          --           (530)             --     (32,828)
     Payments of debt issuance costs....    (7,588)          --             --              --      (7,588)
     Proceeds from issuance of preferred
       stock............................    40,683           --             --              --      40,683
     Redemption of redeemable preferred
       stock............................    (8,000)          --             --              --      (8,000)
  Net cash provided by (used in)
     financing activities...............   132,797           --           (530)             --     132,267

                               AP HOLDINGS, INC.

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                           APCOA/     GUARANTOR     NON-GUARANTOR
                                          STANDARD   SUBSIDIARIES   SUBSIDIARIES    ELIMINATION    TOTAL
                                          --------   ------------   -------------   -----------   --------
1997
Balance Sheet Data:
  Notes and accounts receivable.........  $ 10,587     $    326        $ 2,893              --    $ 13,806
  Current assets........................    12,801        1,292          4,161              --      18,254
  Leaseholds and equipment, net.........     6,246          227          5,867              --      12,340
  Cost in excess of net assets acquired,
     net................................    16,190        1,432            835              --      18,457
  Investment in subsidiaries............     3,652           --             --          (3,652)         --
  Total assets..........................    46,000        3,477         13,270          (3,652)     59,095
  Accounts payable......................    13,574        1,756          1,071              --      16,401
  Current liabilities...................    26,593        2,178          6,542              --      35,313
  Long-term borrowings, excluding
     current portion....................    28,747           --          5,434              --      34,181
  Redeemable preferred stock............     8,728           --             --              --       8,728
  Total stockholders' equity
     (deficit)..........................   (20,229)       1,219            403          (3,652)    (22,259)
  Total liabilities and stockholders'
     equity.............................    46,000        3,477         13,270          (3,652)     59,095
Income Statement Data:
  Parking revenue.......................  $ 80,079     $  3,439        $34,186       $      --    $117,704
  Gross profit..........................    18,400          940          3,518              --      22,858
  Depreciation and amortization.........     2,836           65            866              --       3,767
  Operating income......................     4,451          419            693              --       5,563
  Interest expense (income), net........     2,654           --            589              --       3,243
  Equity in earnings of subsidiaries....       202           --             --            (202)         --
  Net income (loss).....................     1,859          419           (217)           (202)      1,859
Cash Flows Data:
  Net cash provided by (used in)
     operating activities...............  $   (173)    $    704        $   400       $      --    $    931
  Investing activities:
     Purchase of leaseholds and
       equipment........................    (2,357)          --           (480)             --      (2,837)
     Other..............................    (1,467)          81            631              --        (755)
  Net cash provided by (used in)
     investing activities...............    (3,824)          81            151              --      (3,592)
  Financing activities:
     Proceeds from long-term
       borrowings.......................     4,269           --            400              --       4,669
     Payments on long-term borrowings...      (685)          --           (533)             --      (1,218)
  Net cash provided by (used in)
     financing activities...............     3,584           --           (133)             --       3,451

                               AP HOLDINGS, INC.

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                           APCOA/     GUARANTOR     NON-GUARANTOR
                                          STANDARD   SUBSIDIARIES   SUBSIDIARIES    ELIMINATION    TOTAL
                                          --------   ------------   -------------   -----------   --------
1996
Income Statement Data:
  Parking revenue.......................  $ 75,797     $  2,914        $59,698       $      --    $138,409
  Gross profit..........................    18,412          669          3,170              --      22,251
  Depreciation and amortization.........     3,745          166            977              --       4,888
  Operating income......................     2,722          198          1,426              --       4,346
  Interest expense (income), net........     2,340          (18)           555              --       2,877
Equity in earnings of subsidiaries......       663           --             --            (663)         --
Net income (loss).......................       939          216            447            (663)        939
Cash Flows Data:
Net cash provided by (used in) operating
  activities:...........................  $  2,012     $    286        $  (256)      $      --    $  2,042
Investing activities:
     Purchase of leaseholds and
       equipment........................    (2,481)         (71)        (1,181)             --      (3,733)
     Other..............................       384           --             --              --         384
Net cash used in investing activities...    (2,097)         (71)        (1,181)             --      (3,349)
Financing activities:
     Proceeds from long-term
       borrowings.......................    12,244           --          2,665              --      14,909
     Payments on long-term borrowings...   (11,483)          --         (1,414)             --     (12,897)
     Payments of debt issuance costs....      (724)          --             --              --        (724)
Net cash provided by financing
  activities............................        37           --          1,251              --       1,288

                               AP HOLDINGS, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                          ADDITIONS
                                                   -----------------------
                                      BALANCE AT   CHARGED TO    CHARGED                                    BALANCE
                                      BEGINNING    COSTS AND     TO OTHER    ACQUISITIONS                   AT END
                                       OF YEAR      EXPENSES     ACCOUNTS      BALANCE      DEDUCTIONS(1)   OF YEAR
                                      ----------   ----------    --------    ------------   -------------   -------
Year ended December 31, 1996:
  Deducted from asset accounts
  Allowance for doubtful accounts...     $402         $  7         --              --           $(94)       $  315
Year ended December 31, 1997:
  Deducted from asset accounts
  Allowance for doubtful accounts...      315          139         --              --            (11)          443
Year ended December 31, 1998:
  Deducted from asset accounts
  Allowance for doubtful accounts...      443          317         --           1,000            (17)        1,743

---------------

(1)  Represents uncollectible accounts written off, net of recoveries.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AP HOLDINGS, INC.

                                          By:    /s/ G. WALTER STUELPE, JR.

                                            ------------------------------------
                                                   G. Walter Stuelpe, Jr.
                                             Chief Executive Officer, President
                                                         and Director

                                                                            Date

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                    NAME                                      TITLE                        DATE
                    ----                                      -----                        ----
                        /s/                    Chief Executive Officer, President        3/30/99
---------------------------------------------  and Director (Principal Executive
           G. Walter Stuelpe, Jr.              Officer)
                        /s/                    Treasurer (Principal Financial and        3/30/99
---------------------------------------------  Accounting Officer)
            Michael J. Celebrezze
                         /s/                   Chairman and Director                     3/30/99
---------------------------------------------
               John V. Holten
                        /s/                    Assistant Secretary and Director          3/30/99
---------------------------------------------
             Gunnar E. Klintberg
                         /s/                   Attorney-in-Fact                          3/30/99
---------------------------------------------
               Robert N. Sacks

                               INDEX TO EXHIBITS

                                                                        SEQUENTIALLY
EXHIBIT                                                                   NUMBERED
NUMBER                            DESCRIPTION                               PAGE
-------                           -----------                           ------------
 1.1      Purchase Agreement, by and among AP Holdings and Donaldson,
          Lufkin & Jenrette Securities Corporation, dated as of March
          25, 1998 (incorporated by reference to Exhibit 1.1 to the
          Registrant's Registration Statement Form S-4 No. 333-50433
          filed April 17, 1998, August 11, 1998 and August 14, 1998,
          (the "Registration Statement")).............................

 2.1      Combination Agreement, dated as of January 15, 1998, by and between APCOA, Inc. and the Standard Owners (incorporated by reference to Exhibit 2.1 to the Registration Statement).....

 3.1      Restated Certificate of Incorporation of AP Holdings
          (incorporated by reference to Exhibit 3.1 to the
          Registration Statement).....................................

 3.2      By-Laws of AP Holdings (incorporated by reference to Exhibit
          3.2 to the Registration Statement)..........................

 4.1      Indenture, dated as of March 30, 1998, by and among AP
          Holdings and State Street Bank and Trust Company, with
          respect to the New Notes (incorporated by reference to
          Exhibit 4.1 to the Registration Statement)..................

 4.2      Form of New Note (included as Exhibit A to Exhibit 4.1).....

10.2      Credit Agreement, dated as of March 30, 1998, by and among the Company, The First National Bank of Chicago, as Agent
          and Lender, and the Other Financial Institutions party
          thereto (incorporated by reference to Exhibit 10.2 to the
          Registration Statement).....................................

10.3      Stockholders' Agreement, dated as of March 30, 1998, by and among Dosher Partners, L.P., SP Associates, Holberg, AP
          Holdings and the Company (incorporated by reference to
          Exhibit 10.3 to the Registration Statement).................

10.4      Stockholders Agreement, dated as of April 14, 1989, by and among AP Holdings, Holberg, and each member of the
          management of the Company who is a stockholder of AP
          Holdings (incorporated by reference to Exhibit 10.4 to the
          Registration Statement).....................................

10.5      Tax Sharing Agreement, dated as of April 28, 1989, as
          amended as of March 30, 1998, by and among Holberg, AP
          Holdings and the Company (incorporated by reference to
          Exhibit 10.5 to the Registration Statement).................

10.6      Employment Agreement between the Company and Myron C.
          Warshauer (incorporated by reference to Exhibit 10.6 to the
          Registration Statement).....................................

10.7      Employment Agreement between the Company and G. Walter
          Stuelpe, Jr. (incorporated by reference to Exhibit 10.7 to the Registration Statement).................................

10.8      Executive Transition Agreement between the Company and James
          V. LaRocco, Jr. (incorporated by reference to Exhibit 10.8 to the Registration Statement)..............................

10.12     Employment Agreement between the Company and Michael K. Wolf
          (incorporated by reference to Exhibit 10.12 to the
          Registration Statement).....................................

10.13     Deferred Compensation Agreement between the Company and
          Michael K. Wolf (incorporated by reference to Exhibit 10.13 to the Registration Statement)..............................

10.14     Company Retirement Plan for Key Executive Officers
          (incorporated by reference to Exhibit 10.14 to the
          Registration Statement).....................................

10.15     Consulting Agreement between the Company and Sidney
          Warshauer (incorporated by reference to Exhibit 10.1 to the
          Registration Statement).....................................

10.17     Consent and Joinder to Stockholders' Agreement dated as of
          October 1, 1998 by and among the Company, Dosher Partners,
          L.P., SP Associates, Holberg, AP Holdings and Waverly.......

10.18     Employment Agreement between the Company and James A.
          Wilhelm.....................................................

                                                                        SEQUENTIALLY
EXHIBIT                                                                   NUMBERED
NUMBER                            DESCRIPTION                               PAGE
-------                           -----------                           ------------
21.1      Subsidiaries of AP Holdings (incorporated by reference to
          Exhibit 21.1 to the Registration Statement).................

25.1      Statement of Eligibility and Qualification of Trustee on
          Form T-1 of State Street Bank and Trust Company under the
          Trust Indenture Act of 1939 (incorporated by reference to
          Exhibit 25.1 to the Registration Statement).................

27.1      Financial Data Schedule.....................................