Form 10-Q
period 1999-06-30
AP HOLDINGS INC
filed 1999-08-10
CIK 835928

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
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

                Condensed Consolidated Balance Sheets as of June 30, 1999
                and December 31, 1998...............................................................................3

                Condensed Consolidated Statements of Operations for the three and six months ended June 30, 1999 and June 30, 1998........................................................4

                Condensed Consolidated Statements of Cash Flows for the six
                months ended June 30, 1999 and June 30, 1998........................................................5

                Notes to Condensed Consolidated Financial Statements................................................6

     Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations..............11

     Item 3.    Quantitative and Qualitative Disclosures About Market Risk.........................................17

Part II.      Other Information

     Item 1.    Legal Proceedings..................................................................................18

     Item 2.    Changes in Securities and Use of Proceeds..........................................................18

     Item 3.    Defaults upon Senior Securities....................................................................18

     Item 4.    Submission of Matters to a Vote of Security Holders................................................18

     Item 5.    Other Information..................................................................................18

     Item 6.    Exhibits and Reports on Form 8-K...................................................................18

Signatures.........................................................................................................19

Exhibits...........................................................................................................20

PART I     FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                                AP HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                                     JUNE 30, 1999          DECEMBER 31, 1998
                                                                                     -------------          -----------------
                                    ASSETS                                            (UNAUDITED)              (SEE NOTE)
Current assets:
   Cash and cash equivalents.............................................            $     6,559              $    19,183
   Notes and accounts receivable, net....................................                 34,244                   32,639
   Prepaid expenses and supplies.........................................                  2,528                    2,806
                                                                                    ------------             ------------
Total current assets.....................................................                 43,331                   54,628

Leaseholds and equipment, net............................................                 31,749                   27,618
Advances and deposits....................................................                  2,526                    3,318
Cost in excess of net assets acquired....................................                109,711                  108,741
Intangible and other assets..............................................                 15,894                   17,943
Due from affiliate.......................................................                     23                      409
                                                                                    ------------            -------------

   Total assets..........................................................              $ 203,234                $ 212,657
                                                                                       =========                =========
                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable......................................................            $    14,311              $    18,184
   Accrued and other current liabilities.................................                 29,969                   43,624
   Current portion of long-term borrowings...............................                  1,180                    1,939
                                                                                   -------------             ------------
Total current liabilities................................................                 45,460                   63,747

Long-term borrowings, excluding current portion..........................                204,905                  191,666
Other long-term liabilities..............................................                 10,629                   11,675

Common stock of subsidiary subject to put/call rights;
   5.01 shares issued and outstanding....................................                  4,589                    4,589

Stockholders' deficit:
   Preferred stock, 12% quarterly, cumulative, par value $.01 per share,
   10,000 shares authorized; 3,343.6 shares at June 30, 1999 and 3,151.7
   shares at December 31, 1998 issued and outstanding....................                 30,091                   28,364
   Common stock, par value $1.00 per share; 1,000 shares authorized;
   26.3 shares issued and outstanding....................................                      1                        1
   Additional paid-in capital............................................                  2,088                    2,088
   Accumulated deficit...................................................                (94,529)                 (89,473)
                                                                                     ------------             -----------
Total stockholders' deficit..............................................                (62,349)                 (59,020)
                                                                                     ------------             -----------

   Total liabilities and stockholders' deficit...........................             $  203,234               $  212,657
                                                                                      ===========              ==========


            See Notes to Condensed Consolidated Financial Statements.

Note: The balance sheet at December 31, 1998 has been derived from the audited financial statement at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                AP HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (IN THOUSANDS, UNAUDITED)


                                                      THREE MONTHS ENDED                               SIX MONTHS ENDED
                                             -------------------------------------          ------------------------------------
                                             JUNE 30, 1999           JUNE 30, 1998          JUNE 30, 1999          JUNE 30, 1998
                                             -------------           -------------          -------------          -------------
Gross customer collections.............      $     339,000           $     266,600          $     655,600          $     439,200
                                             ==============          =============          =============          =============

Parking services revenue:
    Lease contracts....................      $      50,648           $      40,638          $     100,525          $      65,301
    Management contracts...............             12,182                   8,886                 23,174                 13,547
                                             -------------           -------------          -------------          -------------
                                                    62,830                  49,524                123,699                 78,848
Cost of parking services:
    Lease contracts....................             44,873                  36,317                 88,892                 58,152
    Management contracts...............              4,282                   2,550                  8,162                  4,811
                                             -------------           -------------          -------------          -------------
                                                    49,155                  38,867                 97,054                 62,963
                                             -------------           -------------          -------------          -------------


Gross profit                                        13,675                  10,657                 26,645                 15,885

General and administrative expenses....              7,510                   5,901                 14,516                  9,361
Restructuring and other unusual costs..                260                      --                    410                 14,100
Depreciation and amortization..........              2,351                   1,916                  4,150                  2,971
                                             -------------           -------------          -------------          -------------

Operating income (loss)................              3,554                   2,840                  7,569                (10,547)

Interest expense (income):
    Interest expense...................              5,484                   4,958                 10,465                  5,995
    Interest income....................                (40)                   (637)                  (107)                  (786)
                                             -------------           -------------          -------------          -------------
                                                     5,444                   4,321                 10,358                  5,209
                                             -------------           -------------          -------------          -------------
Loss before minority interest, income
    taxes and extraordinary item.......             (1,890)                 (1,481)                (2,789)               (15,756)

Minority interest......................                 90                     108                    257                    251
Income tax expense.......................              130                      30                    283                     60
                                             -------------           -------------          -------------          -------------
Loss before extraordinary item.........             (2,110)                 (1,619)                (3,329)               (16,067)

Extraordinary item.....................                 --                      --                     --                  2,816
                                             -------------           -------------          -------------          -------------
Net loss...............................             (2,110)                 (1,619)                (3,329)               (18,883)
Preferred stock dividends..............               (876)                   (779)                (1,727)                (1,535)
                                             -------------           -------------          -------------          -------------
Net loss available for common
    stockholders.......................      $      (2,986)          $      (2,398)         $      (5,056)         $     (20,418)
                                             ==============          =============          =============          =============





            See Notes to Condensed Consolidated Financial Statements.

                                AP HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS, UNAUDITED)


                                                                                 SIX MONTHS ENDED
                                                                       ------------------------------------
                                                                       JUNE 30, 1999          JUNE 30, 1998
                                                                       -------------          -------------
OPERATING ACTIVITIES:
Net loss..................................................             $      (3,329)         $     (18,883)
Adjustments to reconcile net loss to net cash
used in operations:
   Depreciation and amortization..........................                     4,150                  2,971
   Provision for impairment of assets.....................                        --                  2,400
   Interest accreted on long-term borrowing...............                     2,483                  1,188
   Change in operating assets and liabilities, net of
   acquisitions...........................................                   (18,241)                 1,865
                                                                       -------------          -------------
Net cash used in operating activities.....................                   (14,937)               (10,459)

INVESTING ACTIVITIES:
Businesses acquired, net of cash, and including direct
   acquisition costs......................................                    (1,426)               (81,579)
Purchase of leaseholds and equipment......................                    (4,339)                (2,556)
Purchase of leaseholds and equipment by joint ventures....                      (192)                  (274)
Increase in other assets..................................                      (920)                  (491)
                                                                       -------------          -------------
Net cash used in investing activities.....................                    (6,877)               (84,900)

FINANCING ACTIVITIES:
Proceeds from long-term borrowings........................                    10,700                189,632
Payments on long-term borrowings..........................                    (1,273)               (41,645)
Payments on joint venture borrowings......................                      (237)                  (273)
Payments of debt issuance costs...........................                        --                 (6,180)
Redemption of redeemable preferred stock..................                        --                 (8,000)
                                                                       -------------          -------------
Net cash provided by financing activities.................                     9,190                133,534

Increase (decrease) in cash and cash equivalents..........                   (12,624)                38,175
Cash and cash equivalents at beginning of period..........                    19,183                  3,322
                                                                       -------------          -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD................             $       6,559              $  41,497
                                                                       =============          =============
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
   Interest...............................................             $       7,656          $       2,099
   Taxes..................................................                        87                     46



            See Notes to Condensed Consolidated Financial Statements.

                                AP HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                            (IN THOUSANDS, UNAUDITED)

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

         In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the financial position and results of operations have been included. Operating results for the six-month period ended June 30, 1999 are not necessarily indicative of the results that might be expected for the year ending December 31, 1999. The financial statements presented in this Report should be read in conjunction with the consolidated financial statements and footnotes thereto included in Holdings' 1998 Form 10-K filed March 31, 1999.

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

         Cash consideration......................................................    $ 65,000
         5.01 shares of common stock issued, at calculated put/call value........       4,589
         Closing distribution to the Standard owners.............................       2,822
         Consulting and non-compete agreement with former owner..................       5,000
         Direct acquisition costs................................................       7,179
                                                                                     --------
         Total purchase price....................................................    $ 84,590
                                                                                     ========
         Cash....................................................................    $  1,711
         Notes and accounts receivable...........................................       1,815
         Prepaid expenses........................................................         545
         Leaseholds and equipment................................................       7,971
         Consulting and non-compete agreement....................................       5,000
         Cost in excess of net assets acquired...................................      74,519
         Other assets............................................................         415
         Accounts payable and accrued expenses...................................      (2,758)
         Other costs and liabilities.............................................      (4,628)
                                                                                     --------
                                                                                     $ 84,590
                                                                                     ========

                                AP HOLDINGS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

         The put/call value for the 5.01 shares of common stock described above is based primarily upon a multiple of EBITDA, as defined, of the Company. Under certain circumstances the Company can be required to repurchase these shares, however, in no case will the Company be obligated to do so prior to March 2001. Direct acquisition costs incurred in connection with the acquisition include investment banking fees of $3,289 and legal and other professional fees of $3,890.

         Other costs and liabilities include pre-existing Standard vacation and bonus liabilities of $1,089. Also included in other costs and liabilities are software modifications of $870, re-branding costs of $510 and other costs of $2,159 incurred in connection with the Company's business plan to integrate Standard's operations.

         The following unaudited pro forma results of operations for the six-month period ended June 30, 1998 assume the acquisition of Standard occurred at the beginning of the period presented:


                                                            SIX MONTHS ENDED
                                                              JUNE 30, 1998
                                                              -------------
          Net revenue......................................     $  93,407
          Loss before extraordinary item...................       (17,446)


         This pro forma information does not purport to be indicative of the results that actually would have been obtained if the combination had taken place at the beginning of the period presented and is not intended to be a projection of future results.

         On January 22, 1998, the Company acquired the assets of Huger Parking Company, LLC, d/b/a Dixie Parking, for $1,000 in cash at closing and $3,250 in notes payable. On May 1, 1998, the Company acquired the remaining 76% interest in Executive Parking Industries LLC, through the acquisition of all of the outstanding capital stock of S&S Parking, Inc., the sole asset of which was such 76% interest in EPI, for $7,020 in cash. In addition, on June 1, 1998, APCOA/Standard acquired all of the outstanding capital stock of Century Parking, Inc., and Sentry Parking Corporation, for $5,168 in cash at closing and $1,000 payable on the third anniversary of the closing date. On September 1, 1998, APCOA/Standard acquired the operations of Virginia Parking Service, Inc. in a stock purchase transaction for $3,114 in cash, including direct costs, and up to $1,250 in notes payable over five years with interest at the prime rate. All of these acquisitions have been accounted for under the purchase method, accordingly operating results of the acquired companies have been included in the Consolidated Financial Statements from the date of acquisition. The historical operating results of the businesses prior to acquisition were not material to the consolidated results of the Company.

         On April 1, 1999, the Company acquired the assets of Pacific Rim Parking, Inc. in Los Angeles for $750 in cash and up to $750 in non-interest bearing notes payable over five years. On May 1, 1999 the Company acquired various contracts of System Parking Inc. located in Atlanta for $250 in cash. Effective as of July 1, 1999 the Company acquired all of the outstanding stock of Universal Park Holdings Inc. operating under the names, U-Park and Select Valet Parking, in Vancouver B.C. for $1,130 plus a multiple of EBITDA on a future earn-out as defined in the purchase agreement. These acquisitions have been accounted for under the purchase method. The historical operating results of the businesses prior to acquisition were not material relative to the consolidated results of APCOA/Standard.

3.     RESTRUCTURING AND OTHER UNUSUAL COSTS

       In conjunction with the March 1998 acquisition of Standard (See Note 2), the Company adopted a business plan which included consolidating the Company's headquarters in Chicago and company staff reductions. Through June 30, 1999, restructuring and other unusual costs aggregating $18,460 have been recorded in connection with the implementation of this plan. Of the $15,860 cash component of this total, $14,887 has been disbursed through June 30, 1999, and it is expected that the remainder will be disbursed by the end of 1999.

         Included in "Restructuring and other unusual costs" in the accompanying Condensed Consolidated Statements of Operations for the six months ended June 30, 1999 and 1998 are the following:

                                                                         SIX MONTHS ENDED
                                                               ------------------------------------
                                                               JUNE 30, 1999          JUNE 30, 1998
                                                               -------------          -------------
Employee severance costs..................................     $          --          $       5,400
Employee relocation costs.................................                --                  5,000
Impairment of assets that will no longer be used
   (non-cash expenses)....................................                --                  2,400
Increase in insurance reserves............................                --                  1,000
Incremental integration costs and other...................               410                    300
                                                               -------------          -------------
                                                               $         410          $      14,100
                                                               =============          =============

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

         In March of 1998, the Company entered into a $40,000 revolving Senior Credit Facility (the "Facility") with a group of banks. Rates of interest on borrowings against the Facility are indexed to certain key variable rates. At June 30, 1999, borrowings under the Facility aggregated $10,700 and there were letters of credit outstanding against the Facility of $1,250.

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

                                                              GUARANTOR     NON-GUARANTOR
                                                     APCOA   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS       TOTAL
                                                     -----   ------------   ------------   ------------       -----
BALANCE SHEET DATA:
------------------
JUNE 30, 1999
   Cash and cash equivalents..................    $   2,913    $   4,919    $  (1,273)     $       -      $    6,559
   Notes and accounts receivable..............       24,008        5,497        4,739              -          34,244
   Current assets.............................       27,278       12,214        3,839              -          43,331
   Leaseholds and equipment, net..............       16,751        9,936        5,062              -          31,749
   Cost in excess of net assets acquired, net.       18,691       90,229          791              -         109,711
   Investment in subsidiaries.................      109,676            -            -       (109,676)              -
   Total assets...............................      188,025      117,820       11,394       (109,676)        207,563
   Accounts payable...........................       12,266          295        1,750              -          14,311
   Current liabilities........................       34,314        4,236        6,910              -          45,460
   Long-term borrowings, excluding current          153,346          659        4,244              -         158,249
     portion..................................
   Redeemable preferred stock.................       46,657            -            -              -          46,657
   Common stock subject to put/call rights....        4,589            -            -              -           4,589
   Total stockholders' equity (deficit).......      (59,111)     111,017         (251)      (109,676)        (58,021)
   Total liabilities and stockholders' equity       188,025      117,820       11,394       (109,676)        207,563
     (deficit)................................
DECEMBER 31, 1998
   Cash and cash equivalents..................    $  10,784    $   7,177    $   1,222      $      --      $   19,183
   Notes and accounts receivable..............       27,406        3,657        1,576             --          32,639
   Current assets.............................       38,886       11,968        3,774             --          54,628
   Leaseholds and equipment, net..............       12,129       10,086        5,403             --          27,618
   Cost in excess of net assets acquired, net.       18,966       88,961          814             --         108,741
   Investment in subsidiaries.................      107,293           --           --       (107,293)           --
   Total assets...............................      193,411      118,881       11,770       (107,293)        216,769
   Accounts payable...........................       11,235        6,390          559             --          18,184
   Current liabilities........................       40,757       16,022        6,968             --          63,747
   Long-term borrowings, excluding current          142,716          277        4,499             --         147,492
     portion..................................
   Redeemable preferred stock.................       44,174           --           --             --          44,174
   Common stock subject to put/call rights....        4,589           --           --             --           4,589
   Total stockholders' equity (deficit).......      (48,710)     101,544         (449)      (107,293)        (54,908)
   Total liabilities and stockholders' equity       193,411      118,881       11,770       (107,293)        216,769
     (deficit)................................

INCOME STATEMENT DATA:
---------------------
THREE MONTHS ENDED JUNE 30, 1999
   Parking Revenue............................    $  24,723    $  26,772    $  11,335      $       -      $   62,830
   Gross profit...............................        5,654        5,946        2,075              -          13,675
   Restructuring and other unusual costs......          260            -            -              -             260
   Depreciation and amortization..............        1,248          811          292              -           2,351
   Operating income...........................        1,516          530        1,508              -           3,554
   Interest expense, net......................        3,974          (28)         118              -           4,064
   Equity in earnings of subsidiaries.........        1,736            -            -         (1,736)              -
   Net income (loss)..........................         (730)         636        1,100         (1,736)           (730)
THREE MONTHS ENDED JUNE 30, 1998
   Parking Revenue............................    $  20,448    $  19,409    $   9,667      $       -      $   49,524
   Gross profit...............................        5,018        5,109          530              -          10,657
   Depreciation and amortization..............          834          812          270              -           1,916
   Operating income (loss)....................           98        2,830          (88)             -           2,840
   Interest expense, net......................        2,972          (10)         171              -           3,133
   Equity in earnings of subsidiaries.........       (2,472)           -            -          2,472               -
   Net income (loss)..........................         (431)      (2,840)        (367)        (2,472)           (431)
SIX MONTHS ENDED JUNE 30, 1999
   Parking Revenue............................    $  51,642    $  50,416    $  21,641      $       -      $  123,699
   Gross profit...............................       12,338       11,728        2,579              -          26,645
   Restructuring and other unusual costs......          410            -            -              -             410
   Depreciation and amortization..............        2,213        1,418          519              -           4,150
   Operating income...........................        4,631        1,410        1,528              -           7,569
   Interest expense, net......................        7,382           (1)         278              -           7,659
   Equity in earnings of subsidiaries.........        2,337            -            -         (2,337)              -
   Net income (loss)..........................         (630)       1,412          926         (2,337)           (630)
SIX MONTHS ENDED JUNE 30, 1998
   Parking Revenue............................    $  38,815    $  20,463    $  19,570      $       -      $   78,848
   Gross profit...............................        8,691        5,440        1,754              -          15,885
   Depreciation and amortization..............        1,600          840          531              -           2,971
   Restructuring and other unusual costs......       14,100            -            -              -          14,100
   Operating income (loss)....................      (13,968)       3,024          397              -         (10,547)
   Interest expense, net......................        3,704          (10)         327              -           4,021
   Equity in earnings of subsidiaries.........       (2,885)           -            -          2,855               -
   Net income (loss)..........................      (17,695)       3,034         (178)        (2,855)        (17,695)

STATEMENT OF CASH FLOW DATA:
SIX MONTHS ENDED JUNE 30, 1999
   Net cash used in operating activities......................  ($  11,871)        ($  763)     ($ 2,303)      $  --     ($  14,937)
   Investing activities:
     Purchase of leaseholds and equipment.....................      (2,844)         (1,495)                       --         (4,339)
     Purchase of leaseholds and equipment by joint                      --              --          (192)         --           (192)
       ventures...............................................
     Businesses acquired .....................................      (1,426)             --            --          --         (1,426)
     Other ...................................................        (920)             --            --          --           (920)
                                                                ----------        --------       -------     -------      ---------
   Net cash used in investing activities......................      (5,190)         (1,495)         (192)         --         (6,877)
   Financing activities:
     Proceeds from long-term borrowings.......................      10,700              --            --          --         10,700
     Payments on long-term borrowings.........................      (1,510)             --            --          --         (1,510)
                                                                ----------        --------       -------     -------      ---------
   Net cash provided by financing activities .................       9,190              --            --          --          9,190

SIX MONTHS ENDED JUNE 30, 1998
   Net cash provided by (used in) operating activities........  ($  12,230)        $ 1,253       $   518           -       ($10,459)
   Investing activities:......................................           -               -             -           -              -
     Purchase of leaseholds and equipment.....................      (2,010)           (546)            -           -         (2,556)
       Purchase of leaseholds and equipment by joint..........           -               -          (274)                      (274)
        ventures...................................
     Businesses acquired .....................................     (85,663)          4,084             -           -        (81,579)
     Other ...................................................        (491)              -             -           -           (491)
   Net cash provided by (used in) investing activities........     (88,164)          3,538          (274)          -        (84,900)
   Financing activities:
     Proceeds from long-term borrowings ......................     148,949               -             -           -        148,949
     Payments on long-term borrowings ........................     (41,645)              -             -           -        (41,645)
     Payments on debt issuance costs..........................      (6,180)              -             -           -         (6,180)
     Payments on joint venture debt...........................           -               -          (273)          -           (273)
     Proceeds from issuance of preferred stock................      40,683               -             -           -         40,683
     Redemption of redeemable preferred stock.................      (8,000)              -             -           -         (8,000)
   Net cash provided by (used in) financing activities........     133,807               -          (273)          -        133,534

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

         APCOA/Standard operates in a single reportable segment operating parking facilities under two types of arrangements: management contracts and leases. Under a management contract, APCOA/Standard typically receives a base monthly fee for managing the property, and may also receive an incentive fee based on the achievement of facility revenues above a base amount. In some instances, APCOA/Standard also receives certain fees for ancillary services. Typically, all of the underlying revenues, expenses and capital expenditures under a management contract flow through to the property owner, not to APCOA/Standard. Under lease arrangements, APCOA/Standard generally pays to the property owner either a fixed annual rental, a percentage of gross customer collections or a combination thereof. APCOA/Standard collects all revenues under lease arrangements and is responsible for most operating expenses, but it is typically not responsible for major maintenance or capital expenditures. As of June 30, 1999, APCOA/Standard operated approximately 74% of its 1,704 parking facilities under management contracts and approximately 26% under leases.

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

SUMMARY OF OPERATING FACILITIES

         The following table reflects the Company's facilities at the end of the periods indicated:

                              June 30, 1999    December 31, 1998   June 30, 1998
                              -------------    -----------------   -------------
Managed facilities...........      1,268              1,190              1,013
Leased facilities............        436                446                359
                                --------           --------          ---------
Total facilities.............      1,704              1,636              1,372
                                ========           ========          =========

         The Company's strategy is to add locations in core cities where a concentration of locations improves customer service levels and operating margins. In general, contracts added as set forth in the table above followed this strategy. The decline in the number of leased facilities in the first half of 1999, are the result of the conversion of 6 locations from leases to management contracts and the net loss of 4 other lease locations.

RESULTS OF OPERATIONS

         Gross customer collections consist of gross receipts collected at all leased and managed properties, including unconsolidated affiliates. Gross customer collections increased $72.4 million, or 27.2%, to $339.0 million in the second quarter of 1999 compared to $266.6 million in the second quarter of 1998. This increase is attributable to the addition of 332 locations during the period. Gross customer collections increased $216.4 million or 49.3% to $655.6 million in the first six months of 1999 compared to $439.2 million in the first six months of 1998. This increase is attributable $120.9 million to the combination with Standard and $95.5 million to the addition of other locations during the period.

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

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

         Parking services revenue--leases. Lease revenue increased $10.0 million, or 24.6% to $50.6 million in the second quarter of 1999 as compared to $40.6 million in the second quarter of 1998. This resulted from the net addition of 77 leases through internal growth and acquisitions completed in 1998 and 1999. (See Note 2 of the Notes to Condensed Consolidated Financial Statements.)

         Parking services revenue--management contracts. Management contract revenue increased $3.3 million, or 37.1%, to $12.2 million in the second quarter of 1999 as compared to $8.9 million in the second quarter of 1998. This resulted from the net addition of 255 management contracts through internal growth and other 1998 and 1999 acquisitions.

         Cost of parking services--leases. Cost of parking for leases increased $8.6 million, or 23.6%, to $44.9 million for the second quarter of 1999 from $36.3 million in the second quarter of 1998. This increase resulted from the addition of a net total of 77 new leases through internal growth and acquisitions. Gross margin for leases improved to 11.4% for the second quarter of 1999 compared to 10.6% for the second quarter of 1998.

         Cost of parking services--management contracts. Cost of parking for management contracts increased $1.7 million, or 67.9%, to $4.3 million for the second quarter of 1999 from $2.6 million in the second quarter of 1998. This increase resulted from the addition of a net total of 255 new contracts through internal growth and acquisitions. Gross margin for management contracts declined to 64.8% in the second quarter of 1999 compared to 71.3% for the second quarter of 1998. Most management contracts have no cost of parking services related to them as all costs are reimbursable to the Company. However, several contracts (primarily large airport properties and several urban locations), require the Company to pay for certain costs which are offset by larger management fees. The increase in cost of parking management contracts was related to the addition of several contracts of this type.


         General and administrative expenses. General and administrative expenses increased $1.6 million, or 27.3%, to $7.5 million for the second quarter of 1999 as compared to $5.9 million, for the second quarter of 1998. This increase resulted from costs associated with the acquired companies, inflation, and investment in the Company's infrastructure in anticipation of future growth.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

         Parking services revenue-leases. Lease revenue increased $35.2 million, or 53.9% to $100.5 million for the first half of 1999 as compared to $65.3 million in the first half of 1998. This resulted from the net addition of 77 leases through internal growth and acquisitions completed in 1998 and 1999.

         Parking services revenue-management contracts. Management contract revenue increased $9.6 million, or 71.1% to $23.2 million for the first half of 1999 as compared to $13.6 million in the first half of 1998. This resulted from the net addition of 255 management contracts through internal growth and acquisitions completed in 1998 and 1999.

         Cost of Parking services-leases. Cost of parking for leases increased $30.7 million, or 52.9% to $88.9 million for the first half of 1999 as compared to $58.2 million for the first half of 1998. Gross margin for leases improved to 11.6% for the first half of 1999 compared to 10.9% for the first half of 1998.

         Cost of Parking services-management contracts. Cost of parking for management contracts increased $3.4 million, of 69.7% to $8.2 million for the first half of 1999 as compared to $4.8 million for the first half of 1998. Gross margin for management contracts increased to 64.8% in the first half of 1999 compared to 64.5% for the first half of 1998.

         General and administrative expenses. General and administrative expenses increased $5.2 million, or 55.1%, to $14.5 million for the first half of 1999 as compared to $9.4 million for the first half of 1998. This increase resulted from costs associated with the acquired companies, inflation, and investment in the Company's infrastructure in anticipation of future growth. Partially offsetting these increases were acquisition related cost savings of $1.4 million realized in the first half of 1999.

         Restructuring and other unusual costs. The Company recorded $14.1 million of restructuring and other unusual costs in the first half of 1998 as compared to $0.4 million for the first half of 1999. These costs were incurred in connection with the combination with Standard and a thorough analysis of the costs associated with implementing the business plan of consolidating the Company's headquarters in Chicago and costs related to APCOA staff reductions. The Company recorded $0.3 million of incremental integration costs in the second quarter of 1999 relating primarily to actions to facilitate the accounting system consolidation and other support functions in connection with acquisitions.

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

                                                            THREE MONTHS                    SIX MONTHS ENDED ENDED
                                                   -----------------------------------------------------------------
                                                     JUNE 30,          JUNE 30,            JUNE 30,        JUNE 30,
                                                       1999              1998                1999           1998
                                                   -----------       -----------          -----------    -----------
Gross customer collections...................      $   339,000       $   266,600          $   655,600    $   516,100
                                                   ===========       ===========          ===========    ===========

Parking services revenue:
     Lease contracts.........................      $    50,648       $    40,638          $   100,525     $   77,346
     Management contracts....................           12,182             8,886               23,174         16,061
                                                   -----------       -----------          -----------    -----------
                                                        62,830            49,524              123,699         93,407

Cost of parking services:
     Lease contracts.........................           44,873            36,317               88,892         69,341
     Management contracts....................            4,282             2,550                8,162          4,811
                                                   -----------       -----------          -----------    -----------
                                                        49,155            38,867               97,054         74,152
                                                   -----------       -----------          -----------    -----------

Gross profit.................................           13,675            10,657               26,645         19,255

General and administrative expenses..........            7,510             5,901               14,516         11,379
                                                   -----------       -----------          -----------    -----------
Operating income before depreciation,
     amortization and restructuring costs....      $     6,165            $4,756              $12,129         $7,876
                                                   ===========       ===========          ===========    ===========


THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE30, 1998

         Parking services revenue--leases. Lease revenue increased $10.0 million, or 24.6% to $50.6 million in the second quarter of 1999 as compared to $40.6 million in the second quarter of 1998. This resulted from the net addition of 77 leases through internal growth and acquisitions completed in 1998 and 1999. (See Note 2 of the Notes to Condensed Consolidated Financial Statements.)

         Parking services revenue--management contracts. Management contract revenue increased $3.3 million, or 37.1%, to $12.2 million in the second quarter of 1999 as compared to $8.9 million in the second quarter of 1998. This resulted from the net addition of 255 management contracts through internal growth and other 1998 and 1999 acquisitions.

         Cost of parking services--leases. Cost of parking for leases increased $8.6 million, or 23.6%, to $44.9 million for the second quarter of 1999 from $36.3 million in the second quarter of 1998. This increase resulted from the addition of a net total of 77 new leases through internal growth and acquisitions. Gross margin for leases improved to 11.4% for the second quarter of 1999 compared to 10.6% for the second quarter of 1998.

         Cost of parking services--management contracts. Cost of parking for management contracts increased $1.7 million, or 67.9%, to $4.3 million for the second quarter of 1999 from $2.6 million in the second quarter of 1998. This increase resulted from the addition of a net total of 255 new contracts through internal growth and acquisitions. Gross margin for management contracts declined to 64.8% in the second quarter of 1999 compared to 71.3% for the second quarter of 1998. Most management contracts have no cost of parking services related to them as all costs are reimbursable to the Company. However, several contracts (primarily large airport properties and several urban locations), require the Company to pay for certain costs which are offset by larger management fees. The increase in cost of parking management contracts was related to the addition of several contracts of this type.

         General and administrative expenses. General and administrative expenses increased $1.6 million, or 27.3%, to $7.5 million for the second quarter of 1999 as compared to $5.9 million, for the second quarter of 1998. This increase resulted from costs associated with the acquired companies, inflation, and investment in the Company's infrastructure in anticipation of future growth.



SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

         Parking services revenue--leases. Lease revenue increased $23.2 million, or 30.0%, to $100.5 million for the first half of 1999 as compared to $77.3 million in the first half of 1998. This resulted from the net addition of 77 leases through internal growth and acquisitions completed in 1998.

         Parking services revenue--management contracts. Management contract revenue increased $7.1 million, or 44.3%, to $23.2 million for the first half of 1999 as compared to $16.1 million in the first half of 1998. This resulted from the net addition of 255 management contracts through internal growth and acquisitions completed in 1998 and 1999.

         Cost of parking services--leases. Cost of parking for leases increased $19.6 million, or 28.2%, to $88.9 million for the first half of 1999 as compared to $69.3 million for the first half of 1998. Gross margin for leases improved to 11.6% for the first half of 1999 compared to 10.3% for the first half of 1998.

         Cost of parking services--management contracts. Cost of parking for management contracts increased $3.4 million, or 69.7% to $8.2 million for the first half of 1999 as compared to $4.8 million for the first half of 1998. Gross margin for management contracts declined to 64.8% in the first half of 1999 compared to 70.0% for the first half of 1998. Most management contracts have no cost of parking services related to them as all costs are reimbursable to the Company. However, several contracts (primarily large airport properties and several urban locations), require the Company to pay for certain costs which are offset by larger management fees. The increase in cost of parking management contracts was related to the addition of several contracts of this type.

         General and administrative expenses. General and administrative expenses increased $3.1 million, or 27.6%, to $14.5 million for the first half of 1999 as compared to $11.4 million, for the first half of 1998. This increase resulted from costs associated with the acquired companies, inflation, and investment in the Company's infrastructure in anticipation of future growth. Partially offsetting these increases were acquisition-related costs savings of $1.2 million realized in the first half of 1999.

         Restructuring and other unusual costs. The Company recorded $14.1 million of restructuring and other unusual costs in 1998 as compared to $0.4 million for the first half of 1999. These charges were incurred in connection with the combination with Standard and a thorough analysis of the costs associated with implementing the business plan of consolidating the Company's headquarters in Chicago and costs related to APCOA staff reductions. The Company recorded $0.3 million of incremental integration costs in the second quarter of 1999 relating primarily to actions to facilitate the accounting system consolidation and other support functions in connection with acquisitions.

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

         The Company had cash and cash equivalents of $6.6 million at June 30, 1999 compared to $19.2 million at December 31, 1998.

         The Company's Senior Credit Facility ("the Facility") provides for borrowings of up to $40 million at variable rates based, at the Company's option, either on LIBOR, the overnight federal funds rate, or the bank's base rate. From time to time the Company utilizes the Facility to provide readily-accessible cash for working capital purposes. The Facility includes covenants that limit APCOA/Standard from incurring additional indebtedness, issuing preferred stock or paying dividends, and contains certain other restrictions. At June 30, 1999, borrowings against the Facility aggregated $10.7 million, and letters of credit outstanding against the Facility aggregated $1.3 million.

         The Company believes that cash flow from operating activities, existing cash and cash equivalents, and borrowings under the Facility will be adequate to meet the Company's short-term liquidity requirements prior to maturity of its long-term indebtedness, although no assurance can be provided in this regard.

         If the Company identifies investment opportunities requiring cash in excess of the Company's operating cash flows and existing cash, the Company may borrow under the Facility or may seek additional sources of capital including the sale or issuance of common stock. The Company has in the past and expects in the future to pursue a strategy of growth through acquisition. On January 22, 1998, the Company acquired the assets of Dixie for $1.0 million in cash and notes aggregating $3.2 million. On May 1, 1998, the Company acquired the remaining 76% interest in Executive Parking Industries, LLC, through acquisition of its parent company for $7.0 million in cash. On June 1, 1998, the Company completed the acquisition of Century Parking and Sentry Parking for consideration consisting of $5.2 million in cash at closing and $1.0 million payable on the third anniversary of the closing date. In addition, on September 1, 1998, the Company acquired the capital stock of Virginia Parking Services Inc. for $2.7 million in cash including direct costs, and up to $1.3 million in notes. On April 1, 1999, the Company acquired the assets of Pacific Rim Parking, Inc. ("Pacific Rim") in Los Angeles for $0.8 million in cash and up to $0.8 million in non-interest bearing notes payable over five years. On May 1, 1999 the company acquired various contracts of System Parking Inc. located in Atlanta for $250 in cash. Effective as of July 1, 1999, the company acquired all of the outstanding stock of Universal Park Holdings Inc. ("Universal Park") operating under the names U-Park and Select Valet Parking, in Vancouver B.C. for $1,130 plus a multiple of EBITDA on a future earn-out as defined in the purchase agreement. These acquisitions have been accounted for under the purchase method. The historical operating results of the businesses prior to acquisition were not material relative to the consolidated results of APCOA/Standard.


         The Company is currently in negotiations with respect to several possible additional acquisitions, none of which are "probable" as of the date hereof. There can be no assurance as to the Company's ability to effect future acquisitions, nor as to the affect that any such acquisitions will have on the Company's operations, financial condition and profitability.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

         Net cash used in operating activities totaled $14.9 million for the first half of 1999 compared to $10.5 million for the first half of 1998. Cash used during 1999 included $5.5 million for the purchase of an insurance tail policy to cover claims for all years prior to 1999 under APCOA's previous insurance program, $5.0 million for cash restructuring charges and increases in accounts receivable relating to acquired contracts and existing locations of $1.6 million.

         Cash used in investing activities totaled $6.9 million for the first half of 1999 compared to $84.9 million for the first half of 1998. Cash used in the first half of 1999 included the acquisitions of the assets of Pacific Rim in Los Angeles for $750, various contracts of System Parking in Atlanta for $250, and the buy-out of a regional office lease in Los Angeles for $426. In addition, cash used in investing in the first half of 1999 included the furnishing and improvement of the Company's combined office space in Chicago, investment in management information system enhancements and capital investments to secure and/or extend leased facilities. Cash used in investing activities in the first half of 1998 included the acquisitions of Standard and Huger Parking Company, LLC d/b/a Dixie Parking ("Dixie"). In addition, the Company acquired the remaining 76% interest in Executive Parking Industries LLC, and the acquisition of the outstanding capital stock of Century Parking Inc. and Sentry Parking Corporation.

         Cash generated from financing activities totaled $9.2 million in the first half of 1999 compared to $133.5 million in the first half of 1998. The 1999 activity included $10.7 million in borrowings from the revolving Senior Credit Facility, partially offset by repayments on long-term borrowings of $1.5 million. The 1998 activity included $183.5 million of proceeds from the issuance of debt, $41.9 million in debt repayments, and $8.0 million for the redemption of preferred stock.

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

         In conjunction with the integration of the Company's operations described above, the Company's business plan includes the integration of existing information and operating systems of the acquired companies with those of APCOA. By the end of January 1999, substantially all of the accounting for the Company's five regions was converted to the APCOA management information systems. At the same time, the Company has fully integrated field management and finalized a combined aesthetics program, which will create a common look and theme for all of the Company's parking facilities. This program is being implemented over a period of time based upon client input and approval.

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

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

         This quarterly report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and
Section 21E of the Securities Exchange Act of 1934, as amended which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, the discussions of the Company's expectations concerning its future profitability, the discussion of the Company's strategic relationships, discussions about Year 2000 compliance plans, and the Company's operating and growth assumptions regarding certain matters, including anticipated cost savings, in preparation of the unaudited financial information. Investors are cautioned that forward-looking statements involve risks and uncertainties. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

CAUTIONARY STATEMENTS

       Holdings and the Company continue to be subject to certain factors that could cause Holdings and the Company's results to differ materially from expected and historical results (see the "Risk Factors" set forth in the Company's Registration Statement on Form S-4 (No. 333-50433) filed on April 17, 1998, as amended on June 9, 1998, July 15, 1998, August 11, 1998 and August 14, 1998 (the "Registration Statement)).

PART I        FINANCIAL INFORMATION

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

       None

ITEM 5.       OTHER INFORMATION

       None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits

       EXHIBIT
       NUMBER          DESCRIPTION
       -------         -----------
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

       4.2             Form of New Note (included as Exhibit A to Exhibit 4.1).

       4.3             Form of New Note Guarantee (included as Exhibit D to
                       Exhibit 4.1).

       4.4 Supplemental Indenture, dated as of January 12, 1999 by and among APCOA LaSalle Parking Company, LLC, the Company, and State Street Bank and Trust Company (incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10K filed for December 31, 1998).

       4.5 Supplemental Indenture, dated as of September 21, 1998, among Virginia Parking Service, Inc., the Company, and State Street Bank and Trust Company (incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10K filed for December 31, 1998).

       4.6 Supplemental Indenture, dated as of July 6, 1998, among S&S Parking, Century Parking, Inc. and Sentry Parking Corporation, the Company, and State Street Bank and Trust Company (incorporated by reference to Exhibit 4.6 to the Company's Annual Report on Form 10K filed for December 31, 1998).

       27.1            Financial Data Schedule.


       (b) Reports on Form 8-K

                       No current report on Form 8-K was filed by Holdings and the Company during the quarter ended June 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                        AP Holdings, Inc.
                                        (Registrant)



August 9, 1999
                                   By:        /s/ Walter Stuelpe
                                       ---------------------------------------
                                                    Walter Stuelpe,
                                        Chief Executive Officer, President and
                                        Director (Principal Executive Officer)




August 9, 1999
                                   By:        /s/ Michael J. Celebrezze
                                       ---------------------------------------
                                                 Michael J. Celebrezze,
                                        Treasurer (Principal Financial and
                                        Accounting Officer)

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER      DESCRIPTION
-------     -----------
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

4.2         Form of New Note (included as Exhibit A to Exhibit 4.1).

4.3         Form of New Note Guarantee (included as Exhibit D to Exhibit 4.1).

4.4 Supplemental Indenture, dated as of January 12, 1999 by and among APCOA LaSalle Parking Company, LLC, the Company, and State Street Bank and Trust Company (incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10K filed for December 31,
            1998).

4.5 Supplemental Indenture, dated as of September 21, 1998, among Virginia Parking Service, Inc., the Company, and State Street Bank and Trust Company (incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10K filed for December 31, 1998).

4.6 Supplemental Indenture, dated as of July 6, 1998, among S&S Parking, Century Parking, Inc. and Sentry Parking Corporation, the Company, and State Street Bank and Trust Company (incorporated by reference to Exhibit 4.6 to the Company's Annual Report on Form 10K filed for December 31, 1998).

27.1        Financial Data Schedule.