Form 10-Q
period 2000-03-31
AP HOLDINGS INC
filed 2000-05-15
CIK 835928

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2000
                      Commission file number: 333-50433


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

                               AP HOLDINGS, INC.
                                FORM 10-Q INDEX

Part I.  Financial Information
  Item 1.  Financial Statements (Unaudited):

           Condensed Consolidated Balance Sheets as of March 31, 2000
           and December 31, 1999.................................................................................  3

           Condensed Consolidated Statements of Operations for the three months ended March 31, 2000 and March 31, 1999........................................................  4

           Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and March 31, 1999........................................................  5

           Notes to Condensed Consolidated Financial Statements..................................................  6

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations................. 10

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk............................................ 13

Part II.  Other Information

  Item 1.  Legal Proceedings..................................................................................... 14

  Item 2.  Changes in Securities and Use of Proceeds............................................................. 14

  Item 3.  Defaults upon Senior Securities....................................................................... 14

  Item 4.  Submission of Matters to a Vote of Security Holders................................................... 14

  Item 5.  Other Information..................................................................................... 14

  Item 6.  Exhibits and Reports on Form 8-K...................................................................... 14

Signatures....................................................................................................... 15

Exhibits......................................................................................................... 16

PART I         FINANCIAL INFORMATION

Item 1.   Financial Statements


                               AP HOLDINGS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except for share data)

                                                                                    March 31, 2000            December 31, 1999
                                 ASSETS                                            ---------------            -----------------
                                                                                      (Unaudited)                (see Note)
Current assets:
 Cash and cash equivalents...............................................             $   6,080                  $   5,215
 Notes and accounts receivable, net......................................                43,885                     42,715
 Prepaid expenses and supplies...........................................                 1,579                      1,645
                                                                                      ---------                  ---------
Total current assets.....................................................                51,544                     49,575
Leaseholds and equipment, net............................................                32,263                     32,659
Advances and deposits....................................................                 1,530                      2,040
Cost in excess of net assets acquired....................................               115,196                    114,923
Intangible and other assets..............................................                13,266                     14,073
                                                                                      ---------                  ---------
 Total assets............................................................             $ 213,799                  $ 213,270
                                                                                      =========                  =========
                       LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
 Accounts payable........................................................             $  28,807                  $  25,289
 Accrued and other current liabilities...................................                33,413                     35,138
 Current portion of long-term borrowings.................................                 1,324                      1,328
                                                                                      ---------                  ---------
Total current liabilities................................................                63,544                     61,755
Long-term borrowings, excluding current portion..........................               220,638                    215,421
Other long-term liabilities..............................................                 8,821                     11,116
Redeemable preferred stock...............................................                32,962                     31,924
Common stock of subsidiary subject to put/call rights;
 5.01 shares issued and outstanding......................................                 4,589                      4,589
Stockholders' deficit:
 Class A voting common stock, $.01 par value per share, 20,000 shares
  authorized, no shares outstanding......................................                    --                         --
 Class B voting common stock, $.01 par value per share, 20,000 shares
  authorized, 8,800 shares issued, 7,920 share outstanding...............                     1                          1
 Additional paid-in capital..............................................                 2,088                      2,088
 Advances to and deposits with affiliate.................................                (4,866)                    (4,820)
 Accumulated other comprehensive income..................................                  (206)                       428
 Accumulated deficit.....................................................              (113,772)                  (109,232)
Total stockholders' deficit..............................................             ---------                  ---------
                                                                                       (116,756)                  (111,535)
                                                                                      ---------                  ---------
 Total liabilities and stockholders' deficit.............................             $ 213,799                  $ 213,270
                                                                                      =========                  =========

           See Notes to Condensed Consolidated Financial Statements.

Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                               AP HOLDINGS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (in thousands, unaudited)


                                                                                 Three Months Ended
                                                                     ------------------------------------------
                                                                     March 31, 2000              March 31, 1999
                                                                     --------------              --------------
Gross customer collections................................                 $366,100                    $316,600
                                                                           ========                    ========
Parking services revenue:
 Lease contracts..........................................                 $ 47,431                    $ 49,877
 Management contracts.....................................                   15,660                      10,992
                                                                           --------                    --------
                                                                             63,091                      60,869
Cost of parking services:
 Lease contracts..........................................                   42,640                      44,019
 Management contracts.....................................                    6,288                       3,880
                                                                           --------                    --------
                                                                             48,928                      47,899
                                                                           --------                    --------
Gross profit..............................................                   14,163                      12,970
General and administrative expenses.......................                    9,110                       7,006
Restructuring and other special charges...................                      250                         150
Depreciation and amortization.............................                    2,541                       1,799
                                                                           --------                    --------
Operating income..........................................                    2,524                       4,015
Interest expense (income):
 Interest expense.........................................                    5,787                       4,981
 Interest income..........................................                     (113)                        (67)
                                                                           --------                    --------
                                                                              5,674                       4,914
                                                                           --------                    --------
Loss before minority interest and income
 taxes....................................................                   (3,412)                       (899)
Minority interest.........................................                       73                         167
Income tax expense........................................                       17                         153
                                                                           --------                    --------
Net loss..................................................                   (3,502)                     (1,219)
Preferred stock dividends.................................                   (1,038)                       (851)
                                                                           --------                    --------
Net loss available for common
stockholders..............................................                 $ (4,540)                   $ (2,070)
                                                                           ========                    ========



           See Notes to Condensed Consolidated Financial Statements.

                               AP HOLDINGS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands, unaudited)




                                                                              Three Months Ended
                                                                    -------------------------------------
                                                                    March 31, 2000         March 31, 1999
                                                                    --------------         --------------
Operating activities:
Net loss..................................................             $(3,502)               $ (1,219)
Adjustments to reconcile net loss to net cash
used in operations:
 Depreciation and amortization............................               2,541                   1,799
 Change in operating assets and liabilities, net of
  acquisitions............................................                (347)                (11,497)
                                                                       -------                --------
Net cash used in operating activities.....................                (614)                (10,917)

Investing activities:
Purchase of leaseholds and equipment......................              (1,393)                 (2,386)
Purchase of leaseholds and equipment by joint ventures....                  --                    (159)
                                                                       -------                --------
Net cash used in investing activities.....................              (1,393)                 (2,545)

Financing activities:
Proceeds from long-term borrowings........................               3,800                   5,000
Payments on long-term borrowings..........................                (107)                 (1,080)
Payments on joint venture borrowings......................                (187)                     --
                                                                       --------               --------
Net cash provided by financing activities.................               3,506                   3,920
Effect of exchange rate on cash and cash equivalents......                (634)                     --
                                                                       -------                --------
Increase (decrease) in cash and cash equivalents..........                 865                  (9,542)
Cash and cash equivalents at beginning of period..........               5,215                  19,183
                                                                       -------                --------
Cash and cash equivalents at end of period................             $ 6,080                $  9,641
                                                                       =======                ========

Supplemental disclosures:
Cash paid during the period for:
 Interest.................................................             $ 7,277                $  7,005
 Taxes....................................................                 456                      52


           See Notes to Condensed Consolidated Financial Statements.

                               AP HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                           (in thousands, unaudited)

1.  Interim Financial Data

     AP Holdings ("Holdings") is a subsidiary of Holberg Industries, Inc. ("Holberg"), which owns 84% of the outstanding voting stock and 69% of the preferred stock of APCOA/Standard Parking, Inc. ("APCOA/Standard" or "the Company"). APCOA/Standard accounts for all of Holdings' assets and Holdings conducts substantially all of its business through APCOA/Standard.

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

     In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the financial position and results of operations have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that might be expected for the fiscal year ending December 31, 2000. The financial statements presented in this Report should be read in conjunction with the consolidated financial statements and footnotes thereto included in Holdings' 1999 Form 10-K filed March 31, 2000.

     Certain reclassifications have been made to the 1999 financial information to conform to the 2000 presentation.

                               AP HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

2    Restructuring and Other Special Charges

     Included in "Restructuring and other special charges" in the accompanying condensed consolidated statements of operations are the following:

                                                                              Three Months Ended
                                                  -------------------------------------------------------------------------
                                                                March 31, 2000                      March 31, 1999
                                                                --------------                      --------------
Incremental integration costs and other                              $ 119                              $ 150
Costs associated with terminated transactions                          131                                 --
                                                                     -----                              -----
                                                                     $ 250                              $ 150
                                                                     =====                              =====

   The integration costs relate primarily to actions to facilitate the accounting system consolidation and activities to realign, centralize and reorganize administrative and other support functions. The costs associated with terminated transactions relate to expense incurred for acquisition activity that was terminated.

3.  Borrowing Arrangements

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

     Holdings' 11 1/4% Senior Discount Notes were issued in September of 1998 and are due in March of 2008. The Discount Notes are registered with the Securities and Exchange Commission. The issuance was exchanged for unregistered notes with substantially identical terms, which had been issued earlier in 1998 to finance the March 1998 acquisitions of Standard.

     In March of 1998, the Company entered into a $40,000 revolving Senior Credit Facility (the "Facility") with a group of banks. Rates of interest on borrowings against the Facility are indexed to certain key variable rates. At March 31, 2000, borrowings under the Facility aggregated $21,900 and there were letters of credit outstanding against this Facility of $1,250.

     The Notes and Senior Credit Facility contain covenants that limit APCOA/Standard from incurring additional indebtedness and issuing preferred stock, restrict dividend payments, limit transaction with affiliates and restrict certain other transactions. Substantially all of APCOA/Standard's net assets are restricted under these provisions and covenants (See Note 4).

4.  Subsidiary Guarantors

     All of the Company's direct or indirect wholly owned domestic subsidiaries, other than inactive subsidiaries, fully, unconditionally, jointly and severally guarantee the Senior Subordinated Notes. Separate financial statements of the guarantor subsidiaries are not separately presented because, in the opinion of management, such financial statements are not material to investors. The non-guarantor subsidiaries include joint ventures, wholly owned subsidiaries of the Company organized under the laws of foreign jurisdictions and inactive subsidiaries, all of which are included in the consolidated financial statements. The following is summarized combining financial information for the Company, the guarantor subsidiaries of the Company and the non-guarantor subsidiaries of the Company:


                                                                            Guarantor    Non-Guarantor
                                                         APCOA/Standard   Subsidiaries    Subsidiaries   Eliminations     Total
                                                         ---------------  -------------  --------------  -------------  ---------
Balance Sheet Data:
-------------------
March 31, 2000
 Cash and cash equivalents.............................        $  3,300       $    577         $ 2,203    $        --   $  6,080
 Notes and accounts receivable.........................          39,779          1,676           2,430             --     43,885
 Current assets........................................          44,238          2,514           4,792             --     51,544
 Leaseholds and equipment, net.........................          17,522          8,892           5,849             --     32,263
 Cost in excess of net assets acquired, net............          19,382         90,402           5,412             --    115,196
 Investment in subsidiaries............................         103,977             --              --       (103,977)        --
 Total assets..........................................         193,689        107,230          16,857       (103,977)   213,799
 Accounts payable......................................          15,125          9,348           4,334             --     28,807
 Current liabilities...................................          41,336         12,404           9,804             --     63,544
 Long-term borrowings, excluding current portion.......         164,428            185           5,379             --    169,992
 Redeemable preferred stock............................          50,646             --              --             --     50,646
 Common stock subject to put/call rights...............           4,589             --              --             --      4,589
 Total stockholders' equity (deficit)..................         (73,592)        92,564           1,152       (103,977)   (83,793)
 Total liabilities and stockholders' equity (deficit)..         193,689        107,230          16,857       (103,977)   213,799

December 31, 1999
 Cash and cash equivalents.............................           2,569       $  1,963             683    $        --   $  5,215
 Notes and accounts receivable.........................          34,973          2,606           5,136             --     42,715
 Current assets........................................          39,130          4,608           5,837             --     49,575
 Leaseholds and equipment, net.........................          17,204          9,263           6,192             --     32,659
 Cost in excess of net assets acquired, net............          19,536         92,590           2,797             --    114,923
 Investment in subsidiaries............................         102,639             --              --       (102,639)        --
 Total assets..........................................         187,655        112,225          16,029       (102,639)   213,270
 Accounts payable......................................          15,860          5,962           3,467             --     25,289
 Current liabilities...................................          41,423         10,439           9,893             --     61,755
 Long-term borrowings, excluding current portion.......         160,667            371           5,103             --    166,141
 Redeemable preferred stock............................          49,280             --              --             --     49,280
 Common stock subject to put/call rights...............           4,589             --              --             --      4,589
 Total stockholders' equity (deficit)..................         (76,402)        98,889             541       (102,639)   (79,611)
 Total liabilities and stockholders' equity (deficit)..         187,655        112,225          16,029       (102,639)   213,270

Income Statement Data:
----------------------
Three Months Ended March 31, 2000
 Parking Revenue.......................................        $ 29,073       $ 23,158         $10,860    $      --     $ 63,091
 Gross profit..........................................           7,775          4,472           1,916             --     14,163
 Restructuring and other unusual costs.................             119             --              --             --        119
 Depreciation and amortization.........................             948          1,252             341             --      2,541
 Operating income......................................           5,517         (4,547)           1423             --      2,393
 Interest expense, net.................................           4,062             (7)            159             --      4,214
 Equity in earnings of subsidiaries....................          (3,362)            --              --          3,362         --
 Net income (loss).....................................          (1,911)        (4,529)          1,167          3,362     (1,911)

Three Months Ended March 31, 1999
 Parking Revenue.......................................        $ 26,919       $ 23,644         $10,306    $      --     $ 60,869
 Gross profit..........................................           6,684          5,782             504             --     12,970
 Restructuring and other unusual costs.................             150             --              --             --        150
 Depreciation and amortization.........................             965            607             227             --      1,799
 Operating income......................................           3,115            880              20             --      4,015
 Interest expense, net.................................           3,408             27             160             --      3,595
 Equity in earnings of subsidiaries....................             601             --              --           (601)        --
 Net income (loss).....................................             100            775            (174)          (601)       100

                               AP HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Statement of Cash Flow Data:
----------------------------
Three Months Ended March 31, 2000
Net cash provided by (used in) operating activities.........   $  (748)      $ (1,386)      $ 1,520      $  --      $   (614)
Investing activities:
     Purchase of leaseholds and equipment...................    (1,393)            --            --         --        (1,393)
                                                               -------       --------      --------      -----      --------
Net cash provided by (used in) investing activities.........
Financing activities:
     Proceeds from long-term borrowings.....................     3,800             --            --         --         3,800
     Payments on long-term borrowings.......................      (107)            --            --         --          (107)
     Payments on Joint Venture borrowings...................      (187)            --            --         --          (187)
                                                               -------       --------      --------      -----     ---------
Net cash provided by (used in) financing activities.........     3,506                                                 3,506
Effect of exchange rate changes.............................      (634)            --            --         --          (634)
Three Months Ended March 31, 1999
 Net cash provided by (used in) operating activities........   $(8,984)      $   (369)      $(1,564)     $  --      $(10,917)
 Investing activities:                                                                                                    --
  Purchase of leaseholds and equipment......................    (2,264)          (122)           --         --        (2,386)
 Purchase of leaseholds and equipment by joint ventures.....        --             --          (159)        --          (159)
 Net cash used in investing activities......................    (2,264)          (122)         (159)        --        (2,545)
 Financing activities:
  Proceeds from long-term borrowings........................     5,000             --            --         --         5,000
  Payments on long-term borrowings..........................    (1,080)            --            --         --        (1,080)
 Net cash provided by financing activities..................     3,920             --            --         --         3,920

PART I    FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     AP Holdings ("Holdings") is a subsidiary of Holberg Industries, Inc. ("Holberg"), which owns 84% of the outstanding voting stock and 69% of the preferred stock of APCOA/Standard Parking, Inc. ("APCOA/Standard" or "the Company"). APCOA/Standard accounts for all of Holdings' assets and Holdings conducts substantially all of its business through APCOA/Standard.

     APCOA/Standard Parking, Inc. ("APCOA/Standard" or "the Company") operates in a single reportable segment operating parking facilities under two types of arrangements: management contracts and leases. Under a management contract, APCOA/Standard typically receives a base monthly fee for managing the property, and may also receive an incentive fee based on the achievement of facility revenues above a base amount. In some instances, APCOA/Standard also receives certain fees for ancillary services. Typically, all of the underlying revenues, expenses and capital expenditures under a management contract flow through to the property owner, not to APCOA/Standard. Under lease arrangements, APCOA/Standard generally pays to the property owner either a fixed annual rental, a percentage of gross customer collections or a combination thereof. APCOA/Standard collects all revenues under lease arrangements and is responsible for most operating expenses, but it is typically not responsible for major maintenance or capital expenditures. As of March 31, 2000, APCOA/Standard operated approximately 78% of its 1,834 parking facilities under management contracts and approximately 22% under leases.

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

Summary of Operating Facilities

     The following table reflects the Company's facilities at the end of the periods indicated:

                                              March 31, 2000            December 31, 1999           March 31, 1999
                                         -------------------------  -------------------------  -------------------------
Managed facilities.....................           1,439                      1,436                      1,207
Leased facilities......................             395                        398                        447
                                                  -----                      -----                      -----
Total facilities.......................           1,834                      1,834                      1,654
                                                  =====                      =====                      =====

     The Company's strategy is to add locations in core cities where a concentration of locations improves customer service levels and operating margins. In general, contracts added as set forth in the table above followed this strategy.

Results of Operations

     Gross customer collections consist of gross receipts collected at all leased and managed properties, including unconsolidated affiliates. Gross customer collections increased $49.5 million, or 15.6%, to $366.1 million in the first quarter of 2000 compared to $316.6 million in the first quarter of 1999. This increase is attributable to the addition of 180 locations during the period.

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

Three Months Ended March 31, 2000 Compared to Three Months ended March 31, 1999

     Parking services revenue--leases. Lease revenue decreased $2.5 million, or 4.9% to $47.4 million in the first quarter of 2000 as compared to $49.9 million in the first quarter of 1999. This resulted from the net reduction of 52 leases through contract expirations, conversions to management contracts and the loss of one large airport contract in the second half of 1999.

     Parking services revenue--management contracts. Management contract revenue increased $4.7 million, or 42.5%, to $15.7 million in the first quarter of 2000 as compared to $11.0 million in the first quarter of 1999. This resulted from the net increase of 232 contracts through internal growth and 1999 acquisitions.

     Cost of parking services--leases. Cost of parking for leases decreased $1.4 million, or 3.1%, to $42.6 million for the first quarter of 2000 from $44.0 million in the first quarter of 1999. This decrease resulted from the reduction of 52 leases through terminations and conversions to management contracts. Gross margin for leases declined to 10.1% for the first quarter of 2000 compared to 11.7% for the first quarter of 1999.

     Cost of parking services--management contracts. Cost of parking for management contracts increased $2.4 million, or 62.1%, to $6.3 million for the first quarter of 2000 from $3.9 million in the first quarter of 1999. This increase resulted from the addition of a net total of 232 new contracts through internal growth and acquisitions. Gross margin for management contracts declined to 59.8% in the first quarter of 2000 compared to 64.7% for the first quarter of 1999. Most management contracts have no cost of parking services related to them as all costs are reimbursable to the Company. However, several contracts (primarily large airport properties and several urban locations) require the Company to pay for certain costs which are offset by larger management fees. The increase in cost of parking management contracts was related to the addition of several contracts of this type.

     General and administrative expenses. General and administrative expenses increased $2.1 million, or 30.0%, to $9.1 million for the first quarter of 2000 as compared to $7.0 million, for the first quarter of 1999. This increase resulted from costs associated with acquired companies in 1999, inflation, and investment in the Company's infrastructure.

     Restructuring and other special charges. The Company recorded $0.3 million of restructuring and other special charges in the first quarter of 2000, as compared to $0.2 million in the first quarter of 1999, relating to terminated transaction costs and actions to facilitate the accounting system consolidation and other support functions.

Liquidity and Capital Resources

     As a result of day-to-day activity at the parking locations, APCOA/Standard collects significant amount of cash. Under lease contracts, this revenue is deposited into local APCOA/Standard bank accounts, with a portion remitted to the clients in the form of rental payments according to the terms of the leases. Under management contracts, some clients require APCOA/Standard to deposit the daily receipts into a local APCOA/Standard bank account. Others require the deposit into a client account, and some have a segregated account for the receipts and disbursements of the property.

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

     Locations with revenue deposited into client accounts or segregated accounts can, depending upon timing of rent or net profit distributions, result in significant amounts of cash being temporarily inaccessible to the Company for use for operating needs. Additionally, the ability to utilize cash deposited into local APCOA/Standard accounts is dependent upon the movement of that cash into the Company's corporate account. For these reasons, the Company from time to time carries significant cash balances, while utilizing its Senior Credit Facility.

     The Company had cash and cash equivalents of $6.1 million at March 31, 2000 compared to $5.2 million at December 31, 1999.

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

     Net cash used in operating activities totaled $0.6 million for the first quarter of 2000 compared to $10.9 million for the first quarter of 1999. Cash used during 2000 included a $6.5 million interest payment on the Senior Credit Facility, a $1.2 million increase in accounts receivable due to an increase in the number of locations, offset by increases in accounts payable and other liabilities of $5.0 million and a decrease in other assets of $1.3 million. Cash used during 1999 included $5.5 million for the purchase of an insurance tail policy to cover claims for all years prior to 1999 under APCOA's previous insurance program, $1.7 million for cash restructuring charges and increases in accounts receivable relating to acquired contracts and existing locations of $3.3 million.

     Cash used in investing activities totaled $1.4 million for the first quarter of 2000 compared to $2.5 million for the first quarter of 1999. Cash used in investing activities in the first quarter of 2000 resulted from capital purchases to secure and/or extend leased facilities and investments in management information system enhancements. Cash used in the first quarter of 1999 resulted from capital purchases including the furnishing and improvement of the Company's combined office space in Chicago, investment in management information system enhancements, and capital investments to secure and/or extend leased facilities.

     Cash generated from financing activities totaled $3.5 million in the first quarter of 2000. The 2000 activity included $3.8 million in borrowings from the revolving Senior Credit Facility, partially offset by repayments on long-term and joint venture borrowings of $0.3 million. The 1999 activity included $5.0 million in borrowings from the revolving Senior Credit Facility, partially offset by repayments on long-term borrowings of $1.1 million.

Other Liquidity and Capital Resources Information

     The Company's Senior Credit Facility ("the Facility") provides for cash borrowings up to $35 million and letters of credit up to $5 million, at variable rates based, at the Company's option, either on LIBOR, the overnight federal funds rate, or the bank's base rate. From time to time the company utilizes the Facility to provide readily-accessible cash for working capital purposes. The Facility includes covenants that limit the Company from incurring additional indebtedness, issuing preferred stock or paying dividends, and contains certain other restrictions. At March 31, 2000, the Company had $1.3 million of letters of credit outstanding under the Facility and borrowings against the Facility aggregated $21.9 million. The Facility was amended on March 30, 2000, with the principle changes to the agreement providing for revisions to interest rates charged on borrowings and certain financial covenants.

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

     This amount is determined by considering the impact of the hypothetical interest rates on the Company's borrowing cost, but does not consider the effects of the reduced level of overall economic activity that could existing such an environment. Due to the uncertainty of the specific changes and their possible effects, the foregoing sensitivity analysis assumes no changes in the Company's financial structure.

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

     AP Holdings and AmeriServe are separate and distinct companies with independent sources of funding. However, the AmeriServe Chapter 11 filing is a default under certain debt instruments of Holberg. As a result of such defaults, the creditors of Holberg could take control of Holberg or its subsidiary, AP Holdings, Inc. ("Holdings"). A change in control of Holberg or Holdings would also constitute a change in control of APCOA under the APCOA/Standard debt instruments and of Holdings under its bond indenture. In the event of such a change in control of APCOA/Standard or Holdings, the terms of APCOA/Standard's senior bank credit facility and subordinated bond indenture and of Holdings' bond indenture permit the APCOA/Standard and Holdings creditors, if they believe it were in their interest to do so, to call for immediate payment under such instruments, and APCOA/Standard's or Holdings' failure to pay on such terms would constitute a default thereunder. Holberg and its creditors are negotiating to restructure the debt and eliminate the defaults created as a result of the AmeriServe Chapter 11 filing. Although Holberg currently expects to complete the restructuring of the debt, and further currently expects that is creditors will not in any event seek to obtain control of Holberg or Holdings, there can be no assurance that Holberg will be successful in restructuring its debt and eliminating the existing defaults, or that Holberg's creditors will not seek to obtain control of Holberg or Holdings, and should APCOA/Standard's or Holdings' indebtedness be accelerated as a result of any action by Holberg's creditors, there is no assurance that APCOA/Standard or Holdings would have sufficient funds to satisfy such obligations.

PART II      OTHER INFORMATION

Item 1.   Legal Proceedings

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

     (a)  Exhibit

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

     4.2        Form of New Note (included as Exhibit A to Exhibit 4.1).

     4.3        Form of New Note Guarantee (included as Exhibit D to Exhibit
                4.1).

     4.7 First Amendment to Senior Credit Facility dated November 12, 1999 by and among the Company, the Lenders, and N.A. Bank One as agent for Lenders (incorporated by reference to Exhibit 4.7 of the Company's September 10, 1999 Form 10Q).

     4.8 Second Amendment to the Senior Credit Facility dated March 30, 2000 by and among the Company, the Lenders and Bank One N.A., as agent for the Lenders (incorporated by reference to Exhibit 4.8 of the Company's December 31, 1999 10K).

     27.1       Financial Data Schedule.

     (b) Reports on Form 8-K

     No current report on Form 8-K was filed by the Company during the quarter ended March 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                    AP Holdings, Inc.
                                    (Registrant)



May 15, 2000
                            By:
                               _________________________________________________
                                              John V. Holten
                                     Chief Executive Officer, President and
                                     Director (Principal Executive Officer)



May 15, 2000
                            By:
                               _________________________________________________
                                              Theodore C. Pulkownik
                                          Treasurer (Principal Financial
                                              and Accounting Officer)

                               INDEX TO EXHIBITS


   Exhibit
   Number     Description
   ------     -----------

   3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4 (No. 333-50437) filed on April 17, 1998, as amended on June 9, 1998, July 15, 1998, August 11,
              1998 and August 14, 1998 (the "Registration Statement").

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

   4.2        Form of New Note (included as Exhibit A to Exhibit 4.1).

   4.3        Form of New Note Guarantee (included as Exhibit D to Exhibit 4.1).

   4.7 First Amendment to Senior Credit Facility dated November 12, 1999 by and among the Company, the Lenders, and N.A. Bank One as agent for Lenders (incorporated by reference to Exhibit 4.7 of the Company's September 10, 1999 form 10Q).

   4.8 Second Amendment to the Senior Credit Facility dated March 30, 2000 by and among the Company, the Lenders and Bank One N.A., as agent for the Lenders (incorporated by reference to Exhibit 4.8 of the Company's December 31, 1999 10K).

   27.1       Financial Data Schedule