Form 10-Q
period 2000-06-30
AP HOLDINGS INC
filed 2000-08-09
CIK 835928

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                               ----------------


                                   FORM 10-Q


                               ----------------


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                       Commission file number: 333-50433


                               AP HOLDINGS, INC.
             (Exact Name of Registrant as Specified in Its Charter)


                Delaware                               06-1269403
    (State or Other Jurisdiction of                 (I.R.S. Employer
     Incorporation or Organization)               Identification No.)


        900 N. Michigan Avenue,                      (312) 274-2000
      Chicago, Illinois 60611-1542          (Registrant's Telephone Number,
    (Address of Principal Executive               Including Area Code)
                Offices,
          Including Zip Code)


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


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               AP HOLDINGS, INC.

                                FORM 10-Q INDEX

 Part I. Financial Information

    Item 1. Financial Statements (Unaudited):

            Condensed Consolidated Balance Sheets as of June 30, 2000 and
            December 31, 1999.............................................    3

            Condensed Consolidated Statements of Operations for the three months ended June 30, 2000 and June 30, 1999 and for the six
            months ended June 30, 2000 and June 30, 1999..................    4

            Condensed Consolidated Statements of Cash Flows for the six
            months ended June 30, 2000 and June 30, 1999..................    5

            Notes to Condensed Consolidated Financial Statements..........    6

    Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations.....................................   11

    Item 3. Quantitative and Qualitative Disclosures About Market Risk....   15

 Part II. Other Information

    Item 1. Legal Proceedings.............................................   15

    Item 2. Changes in Securities and Use of Proceeds.....................   15

    Item 3. Defaults upon Senior Securities...............................   16

    Item 4. Submission of Matters to a Vote of Security Holders...........   17

    Item 5. Other Information.............................................   17

    Item 6. Exhibits and Reports on Form 8-K..............................   17

 Signatures................................................................  18

 Exhibits..................................................................  19

                         PART I FINANCIAL INFORMATION

Item 1. Financial Statements

                               AP HOLDINGS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except for share data)

                                                June 30, 2000 December 31, 1999
                                                ------------- -----------------
                    ASSETS                       (Unaudited)     (see Note)
Current assets:
  Cash and cash equivalents....................   $  4,269        $  5,215
  Notes and accounts receivable, net...........     42,990          42,715
  Prepaid expenses and supplies................      1,540           1,645
                                                  --------        --------
    Total current assets.......................     48,799          49,575
Leaseholds and equipment, net..................     32,287          32,659
Advances and deposits..........................      1,438           2,040
Cost in excess of net assets acquired..........    114,586         114,923
Intangible and other assets....................     12,955          14,073
                                                  --------        --------
    Total assets...............................   $210,065        $213,270
                                                  ========        ========
     LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable.............................   $ 25,927        $ 25,289
  Accrued and other current liabilities........     29,415          35,138
  Current portion of long-term borrowings......      1,286           1,328
                                                  --------        --------
    Total current liabilities..................     56,628          61,755
Long-term borrowings, excluding current
 portion.......................................    224,041         215,421
Other long-term liabilities....................     11,637          11,116
Redeemable preferred stock.....................     34,034          31,924
Common stock of subsidiary subject to put/call
 rights; 5.01 shares issued and outstanding....      4,589           4,589
Stockholders' deficit:
  Class A voting common stock, $.01 par value
   per share, 20,000 shares authorized, no
   shares outstanding..........................        --              --
  Class B voting common stock, $.01 par value
   per share, 20,000 shares authorized, 8,800
   shares issued, 7,920 share outstanding......        --              --
  Additional paid-in capital...................      2,088           2,088
  Advances to and deposits with affiliate......     (4,923)         (4,820)
  Accumulated other comprehensive income.......       (412)            428
  Accumulated deficit..........................   (117,618)       (109,232)
                                                  --------        --------
Total stockholders' deficit....................   (120,865)       (111,535)
                                                  --------        --------
    Total liabilities and stockholders'
     deficit...................................   $210,065        $213,270
                                                  ========        ========

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

                               AP HOLDINGS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (in thousands, unaudited)

                             Three Months Ended           Six Months Ended
                         --------------------------- ---------------------------
                         June 30, 2000 June 30, 1999 June 30, 2000 June 30, 1999
                         ------------- ------------- ------------- -------------
Gross customer
 collections............   $385,993      $339,000      $752,093      $655,600
                           ========      ========      ========      ========
Parking services
 revenue:
  Lease contracts.......   $ 46,386      $ 50,648      $ 93,817      $100,525
  Management contracts..     15,681        12,182        31,341        23,174
                           --------      --------      --------      --------
                             62,067        62,830       125,158       123,699
Cost of parking
 services:
  Lease contracts.......     40,211        44,873        82,851        88,892
  Management contracts..      6,480         4,282        12,768         8,162
                           --------      --------      --------      --------
                             46,691        49,155        95,619        97,054
                           --------      --------      --------      --------
Gross profit............     15,376        13,675        29,539        26,645
General and
 administrative
 expenses...............      9,152         7,510        18,262        14,516
Restructuring and other
 special charges........        173           260           423           410
Depreciation and
 amortization...........      2,675         2,351         5,216         4,150
                           --------      --------      --------      --------
Operating income........      3,376         3,554         5,638         7,569
Interest expense
 (income):
  Interest expense......      5,876         5,484        11,663        10,465
  Interest income.......        (45)          (40)         (158)         (107)
                           --------      --------      --------      --------
                              5,831         5,444        11,505        10,358
                           --------      --------      --------      --------
Loss before minority
 interest and income
 taxes..................     (2,455)       (1,890)       (5,867)       (2,789)
Minority interest.......         86            90           159           257
Income tax expense......        233           130           250           283
                           --------      --------      --------      --------
Net loss................     (2,774)       (2,110)       (6,276)       (3,329)
Preferred stock
 dividends..............     (1,072)         (876)       (2,110)       (1,727)
                           --------      --------      --------      --------
Net loss available for
 common stockholders....   $ (3,846)     $ (2,986)     $ (8,386)     $ (5,056)
                           ========      ========      ========      ========


           See Notes to Condensed Consolidated Financial Statements.

                               AP HOLDINGS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands, unaudited)

                                                         Six Months Ended
                                                    ---------------------------
                                                    June 30, 2000 June 30, 1999
                                                    ------------- -------------
Operating activities:
  Net loss.........................................    $(6,276)      $(3,329)
  Adjustments to reconcile net loss to net cash
   used in operations:
    Depreciation and amortization..................      5,216         4,150
    Interest Accreted on long-term borrowing.......      2,110         1,727
    Change in operating assets and liabilities, net
     of acquisitions...............................     (4,005)      (17,485)
                                                       -------       -------
Net cash used in operating activities..............     (2,955)      (14,937)
Investing activities:
  Businesses acquired, net of cash, and including
   direct acquisition costs........................        --         (1,426)
  Purchase of leaseholds and equipment.............     (2,706)       (4,339)
  Purchase of leaseholds and equipment by joint
   ventures........................................        169          (192)
  Increase in other assets.........................        --           (920)
                                                       -------       -------
  Net cash used in investing activities............     (2,875)       (6,877)
Financing activities:
  Proceeds from long-term borrowings...............      6,200        10,700
  Payments on long-term borrowings.................       (173)       (1,273)
  Payments on joint venture borrowings.............       (303)         (237)
                                                       -------       -------
  Net cash provided by financing activities .......      5,724         9,190
Effect of exchange rate on cash and cash
 equivalents.......................................       (840)          --
                                                       -------       -------
  Decrease in cash and cash equivalents............       (946)      (12,624)
  Cash and cash equivalents at beginning of period.      5,215        19,183
                                                       -------       -------
Cash and cash equivalents at end of period.........    $ 4,269       $ 6,559
                                                       =======       =======
Supplemental disclosures:
  Cash paid during the period for:
    Interest.......................................    $ 7,577       $ 7,656
    Taxes..........................................        519            87

           See Notes to Condensed Consolidated Financial Statements.

                               AP HOLDINGS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2000
                           (in thousands, unaudited)

1. Interim Financial Data

   AP Holdings ("Holdings") is a subsidiary of Holberg Industries, Inc. ("Holberg"), which owns 84% of the outstanding voting stock and 69% of the preferred stock of APCOA/Standard Parking, Inc. ("APCOA/Standard" or the "Company"). APCOA/Standard accounts for all of Holdings' assets and Holdings conducts substantially all of its business through APCOA/Standard.

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

   In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the financial position and results of operations have been included. Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that might be expected for the fiscal year ending December 31, 2000. The financial statements presented in this Report should be read in conjunction with the consolidated financial statements and footnotes thereto included in Holdings' 1999 Form 10-K filed March 31, 2000.

   Certain reclassifications have been made to the 1999 financial information to conform to the 2000 presentation.

                               AP HOLDINGS, INC.

2. Restructuring and Other Special Charges

   Included in "Restructuring and other special charges" in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2000 and 1999 are the following:

                                                         Six Months Ended
                                                    ---------------------------
                                                    June 30, 2000 June 30, 1999
                                                    ------------- -------------
      Incremental integration costs and other......     $218          $410
      Costs associated with terminated
       transactions................................      203           --
                                                        ----          ----
                                                        $423          $410
                                                        ====          ====

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

   In March of 1998, the Company entered into a $40,000 revolving Senior Credit Facility (the "Facility") with a group of banks. Rates of interest on borrowings against the Facility are indexed to certain key variable rates. At June 30, 2000, borrowings under the Facility aggregated $24,300 and there were letters of credit outstanding against this Facility of $1,250.

   The Notes and Senior Credit Facility contain covenants that limit APCOA/Standard from incurring additional indebtedness and issuing preferred stock, restrict dividend payments, limit transaction with affiliates and restrict certain other transactions. Substantially all of APCOA/Standard's net assets are restricted under these provisions and covenants (See Note 4).

                               AP HOLDINGS, INC.

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

                                                         Non-
                                         Guarantor    Guarantor
                         APCOA/Standard Subsidiaries Subsidiaries Eliminations  Total
                         -------------- ------------ ------------ ------------ --------
Balance Sheet Data:
-------------------
June 30, 2000
  Cash and cash
   equivalents..........    $  1,693      $    259     $ 2,317     $      --   $  4,269
  Notes and accounts
   receivable...........      51,095        (8,588)        483            --     42,990
  Current assets........      54,087        (8,169)      2,881            --     48,799
  Leaseholds and
   equipment, net.......      17,996         8,330       5,961            --     32,287
  Cost in excess of net
   assets acquired, net.      19,225        91,701       3,660            --    114,586
  Investment in
   subsidiaries.........      99,716           --          --         (99,716)      --
  Total assets..........     199,017        97,269      13,495        (99,716)  210,065
  Accounts payable......      12,788        10,168       2,971            --     25,927
  Current liabilities...      37,537        12,153       6,938            --     56,628
  Long-term borrowings,
   excluding current
   portion..............     166,788           354       4,849            --    171,991
  Redeemable preferred
   stock................      52,050           --          --             --     52,050
  Common stock subject
   to put/call rights...       4,589           --          --             --      4,589
  Total stockholders'
   equity (deficit).....     (68,845)       80,513       1,218        (99,716)  (86,830)
  Total liabilities and
   stockholders' equity
   (deficit)............     199,017        97,269      13,495        (99,716)  210,065
December 31, 1999
  Cash and cash
   equivalents..........    $  2,569      $  1,963     $   683     $      --   $  5,215
  Notes and accounts
   receivable...........      34,973         2,606       5,136            --     42,715
  Current assets........      39,130         4,608       5,837            --     49,575
  Leaseholds and
   equipment, net.......      17,204         9,263       6,192            --     32,659
  Cost in excess of net
   assets acquired, net.      19,536        92,590       2,797            --    114,923
  Investment in
   subsidiaries.........     102,639           --          --        (102,639)      --
  Total assets..........     187,655       112,225      16,029       (102,639)  213,270
  Accounts payable......      15,860         5,962       3,467            --     25,289
  Current liabilities...      41,423        10,439       9,893            --     61,755
  Long-term borrowings,
   excluding current
   portion..............     160,667           371       5,103            --    166,141
  Redeemable preferred
   stock................      49,280           --          --             --     49,280
  Common stock subject
   to put/call rights...       4,589           --          --             --      4,589
  Total stockholders'
   equity (deficit).....     (76,402)       98,889         541       (102,639)  (79,611)
  Total liabilities and
   stockholders' equity
   (deficit)............     187,655       112,225      16,029       (102,639)  213,270

                               AP HOLDINGS, INC.

                                                         Non-
                                         Guarantor    Guarantor
                         APCOA/Standard Subsidiaries Subsidiaries Eliminations  Total
                         -------------- ------------ ------------ ------------ --------
Income Statement Data:
----------------------
Three Months Ended June
 30, 2000
  Parking revenue.......    $ 30,989      $ 23,787     $ 7,291      $   --     $ 62,067
  Gross profit..........       9,476         4,514       1,386          --       15,376
  Restructuring and
   other special
   charges..............          99           --          --           --           99
  Depreciation and
   amortization.........       1,125         1,244         306          --        2,675
  Operating income
   (loss)...............       7,274        (4,746)        922          --        3,450
  Interest expense, net.       4,208           (33)        155          --        4,330
  Equity in earnings of
   subsidiaries.........      (4,261)          --          --         4,261         --
  Net income (loss).....      (1,199)       (4,724)        463        4,261      (1,199)
Three Months Ended June
 30, 1999
  Parking revenue.......    $ 24,723      $ 26,772     $11,335      $   --     $ 62,830
  Gross profit..........       5,654         5,946       2,075          --       13,675
  Restructuring and
   other special
   charges..............         260           --          --           --          260
  Depreciation and
   amortization.........       1,248           811         292          --        2,351
  Operating income......       1,516           530       1,508          --        3,554
  Interest expense, net.       3,974           (28)        118          --        4,064
  Equity in earnings of
   subsidiaries.........       1,736           --          --        (1,736)        --
  Net income (loss).....        (730)          636       1,100       (1,736)       (730)
Six Months Ended June
 30, 2000
  Parking revenue.......    $ 60,062      $ 46,945     $18,151      $   --     $125,158
  Gross profit..........      17,251         8,986       3,302          --       29,539
  Restructuring and
   other special
   charges..............         218           --          --           --          218
  Depreciation and
   amortization.........       2,073         2,496         647          --        5,216
  Operating income
   (loss)...............      12,791        (9,293)      2,345          --        5,843
  Interest expense, net.       8,270           (40)        314          --        8,544
  Equity in earnings of
   subsidiaries.........      (7,623)          --          --         7,623         --
  Net income (loss).....      (3,110)       (9,253)      1,630        7,623      (3,110)
Six Months Ended June
 30, 1999
  Parking revenue.......    $ 51,642      $ 50,416     $21,641      $   --     $123,699
  Gross profit..........      12,338        11,728       2,579          --       26,645
  Restructuring and
   other special
   charges..............         410           --          --           --          410
  Depreciation and
   amortization.........       2,213         1,418         519          --        4,150
  Operating income......       4,630         1,411       1,528          --        7,569
  Interest expense, net.       7,382            (1)        278          --        7,659
  Equity in earnings of
   subsidiaries.........       2,337           --          --        (2,337)        --
  Net income (loss).....        (630)        1,411         926       (2,337)       (630)
Statement of Cash Flow
 Data:
----------------------
Six Months Ended June
 30, 2000
Net cash provided by
 (used in) operating
 activities.............    $ (3,669)     $ (1,089)    $ 1,803      $   --     $ (2,955)

                               AP HOLDINGS, INC.

                                                         Non-
                                         Guarantor    Guarantor
                         APCOA/Standard Subsidiaries Subsidiaries Eliminations   Total
                         -------------- ------------ ------------ ------------ ---------
Investing activities:
Purchase of leaseholds
 and equipment..........   $  (2,091)     $  (615)     $    --       $ --      $  (2,706)
Purchase of leaseholds
 and equipment by joint
 ventures...............         --           --           (169)       --           (169)
Net cash used in
 investing activities...      (2,091)        (615)         (169)       --         (2,875)
Financing activities:
Proceeds from long-term
 borrowings.............       6,200          --            --         --          6,200
Payments on long-term
 borrowings.............        (173)         --            --         --           (173)
Payments on joint
 venture borrowings.....        (303)         --            --         --           (303)
Net cash provided by
 financing activities...       5,724          --            --         --          5,724
Effect of exchange rate
 changes................        (840)         --            --         --           (840)
Six Months Ended June
 30, 1999
Net cash used in
 operating activities...   $ (11,871)     $  (763)     $ (2,303)     $ --      $ (14,937)
Investing activities:                                                                --
Purchase of leaseholds
 and equipment..........      (2,844)      (1,495)          --         --         (4,339)
Purchase of leaseholds
 and equipment by joint
 ventures...............         --           --           (192)       --           (192)
Businesses acquired.....      (1,426)         --            --         --         (1,426)
Other...................        (920)         --            --         --           (920)
Net cash used in
 investing activities...      (5,190)      (1,495)         (192)       --         (6,877)
Financing activities:
Proceeds from long-term
 borrowings.............      10,700          --            --         --         10,700
Payments on long-term
 borrowings.............      (1,273)         --            --         --         (1,273)
Payments on Joint
 Venture borrowings.....        (237)         --            --         --           (237)
Net cash provided by
 financing activities...       9,190          --            --         --          9,190

                         PART I FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

   AP Holdings ("Holdings") is a subsidiary of Holberg Industries, Inc. ("Holberg"), which owns 84% of the outstanding voting stock and 69% of the preferred stock of APCOA/Standard Parking, Inc. ("APCOA/Standard" or the "Company"). APCOA/Standard accounts for all of Holdings' assets and Holdings conducts substantially all of its business through APCOA/Standard.

   APCOA/Standard operates in a single reportable segment operating parking facilities under two types of arrangements: management contracts and leases. Under a management contract, APCOA/Standard typically receives a base monthly fee for managing the property, and may also receive an incentive fee based on the achievement of facility revenues above a base amount. In some instances, APCOA/Standard also receives certain fees for ancillary services. Typically, all of the underlying revenues, expenses and capital expenditures under a management contract flow through to the property owner, not to APCOA/Standard. Under lease arrangements, APCOA/Standard generally pays to the property owner either a fixed annual rental, a percentage of gross customer collections or a combination thereof. APCOA/Standard collects all revenues under lease arrangements and is responsible for most operating expenses, but it is typically not responsible for major maintenance or capital expenditures. As of June 30, 2000, APCOA/Standard operated approximately 79% of its 1,827 parking facilities under management contracts and approximately 21% under leases.

   Parking services revenue--lease contracts. Lease parking services revenues consist of all gross customer collections received at a leased facility.

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

   Cost of parking services--lease contracts. Cost of parking services under lease contracts consist of (i) contractual rental fees paid to the facility owner and (ii) all operating expenses incurred in connection with operating the leased facility. Contractual fees paid to the facility owner are based on either a fixed contractual amount or a percentage of gross revenue, or a combination thereof. Generally under a lease arrangement, APCOA/Standard is not responsible for major capital expenditures or property taxes.

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

Summary of Operating Facilities

   The following table reflects the Company's facilities at the end of the periods indicated:

                                                  June 30, December 31, June 30,
                                                    2000       1999       1999
                                                  -------- ------------ --------
      Managed facilities.........................  1,446      1,424      1,278
      Leased facilities..........................    381        403        422
                                                   -----      -----      -----
      Total facilities...........................  1,827      1,827      1,700
                                                   =====      =====      =====

   The Company's strategy is to add locations in core cities where a concentration of locations improves customer service levels and operating margins. In general, contracts added as set forth in the table above followed this strategy.

Results of Operations

   Gross customer collections of gross receipts collected at all leased and managed properties, including unconsolidated affiliates. Gross customer collections increased $47.0 million, or 13.9%, to $386.0 million in the second quarter of 2000 compared to $339.0 million in the second quarter of 1999. Gross customer collections increased $96.5 million, or 14.7%, to $752.1 million in the first six months of 2000 compared to $655.6 in the first six months of 1999. These increases are attributable to the net addition of 127 locations during the period.

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

Three Months ended June 30, 2000 Compared to Three Months ended June 30, 1999

   Parking services revenue--lease contracts. Lease contract revenue decreased $4.3 million, or 8.4%, to $46.4 million in the second quarter of 2000 as compared to $50.7 million in the second quarter of 1999. This resulted from the net reduction of 41 leases through contract expirations, conversions to management contracts, the loss of one large airport contract in the second half of 1999, and a change in reclassification of reimbursable costs.

   Parking services revenue--management contracts. Management contract revenue increased $3.5 million, or 28.7%, to $15.7 million in the second quarter of 2000 as compared to $12.2 million in the second quarter of 1999. This resulted from the net increase of 168 contracts through internal growth and 1999 acquisitions.

   Cost of parking services--lease contracts. Cost of parking for lease contracts decreased $4.7 million, or 10.4%, to $40.2 million for the second quarter of 2000 from $44.9 million in the second quarter of 1999. This decrease resulted from the reduction of 41 leases through terminations and conversions to management contracts. Gross margin for leases increased to 13.3% for the second quarter of 2000 compared to 11.4% for the second quarter of 1999. This increase was due to the pruning of our contract portfolio of leases with lower operating margins and a reclassification of reimbursable costs.

   Cost of parking services--management contracts. Cost of parking for management contracts increased $2.2 million, or 51.3%, to $6.5 million for the second quarter of 2000 from $4.3 million in the second quarter of 1999. This increase resulted from the addition of a net total of 168 new contracts through internal growth and acquisitions. Gross margin for management contracts declined to 58.7% in the second quarter of 2000 compared to 64.8% for the second quarter of 1999. Most management contracts have no cost of parking services related to them as all costs are reimbursable to the Company. However, several contracts (primarily large airport properties and several urban locations) require the Company to pay for certain costs which are offset by larger management fees. The increase in cost of parking management contracts was related to the addition of several contracts of this type.

   General and administrative expenses. General and administrative expenses increased $1.6 million, or 21.9%, to $9.1 million for the second quarter of 2000 as compared to $7.5 million, for the second quarter of 1999. This increase resulted from costs associated with acquired companies in 1999, inflation, and investment in the Company's infrastructure.

   Restructuring and other special charges. AP Holdings and the company recorded $0.2 million of incremental integration costs in the second quarter of 2000, as compared to $0.3 million in the second quarter of 1999, relating primarily to actions to facilitate the accounting system consolidation, reorganization of administrative and other support functions and costs associated with terminated transactions.

Six Months ended June 30, 2000 Compared to Six Months ended June 30, 1999

   Parking services revenue--lease contracts. Lease contract revenue decreased $6.7 million, or 6.7%, to $93.8 million in the first six months of 2000 as compared to $100.5 million in the first six months of 1999. This resulted from the net reduction of 41 leases through contract expirations, conversions to management contracts and the loss of one large airport contract in the second half of 1999, and a change in reclassification of reimbursable costs.

   Parking services revenue--management contracts. Management contract revenue increased $8.2 million, or 35.2%, to $31.4 million in the first six months of 2000 as compared to $23.2 million in the first six months of 1999. This resulted from the net increase of 168 management contracts through internal growth and 1999 acquisitions.

   Cost of parking services--lease contracts. Cost of parking services for lease contracts decreased $6.0 million, or 6.8%, to $82.9 million in the first six months of 2000 as compared to $88.9 million in the first six months of 1999. This resulted from the reduction of 41 leases through contract expirations and conversations to management contracts. Gross margin for leases increased to 11.7% for the first six months of 2000 compared to 11.6% for the first six months of 1999. This increase was due to the pruning of our contract portfolio of leases with lower operating margins and a reclassification of reimbursable costs.

   Cost of parking services--management contracts. Cost of parking for management contracts increased $4.6 million, or 56.4%, to $12.8 million in the first six months of 2000 as compared to $8.2 million in the first six months of 1999. Gross margin for management contracts declined to 59.3% in the first six months of 2000 compared to 64.8% for the first six months of 1999. Most management contracts have no cost of parking services related to them, as all costs are reimbursable to the Company. However, several contracts (primarily large airports properties and several urban locations) require the company to pay for certain costs which are offset by larger management fees. The increase in cost of parking management contracts was related to the addition of several contracts of this type.

   General and administrative expenses. General and administrative expenses increased $3.8 million, or 25.8%, to $18.3 million for the first six months of 2000 as compared to $14.5 million in the first six months of 1999. This increase resulted from investment in the Company's infrastructure, costs associated with acquired companies in 1999, and inflation.

   Restructuring and other special charges. AP Holdings and the company recorded $0.4 million of incremental integration costs in the first six months of 2000, as compared to $0.4 million in the first half of 1999, relating primarily to actions to facilitate the accounting system consolidation, reorganization of administrative and other support functions and costs associated with terminated transactions.

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

   The Company had cash and cash equivalents of $4.3 million at June 30, 2000 compared to $5.2 million at December 31, 1999.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

   Net cash used in operating activities totaled $3.0 million for the first six months of 2000 compared to $14.9 million for the first six months of 1999. Cash used during the first six months of 2000 included a $6.5 million interest payment on the Senior Credit Facility, offset by increases in accounts payable and other liabilities of $0.6 million and a decrease in other assets of $1.3 million. Cash used during the first six months of 1999 included $5.5 million for the purchase of an insurance tail policy to cover claims for all years prior to 1999 under APCOA's previous insurance program, $5.0 million for cash restructuring charges and increases in accounts receivable relating to acquired contracts and existing locations of $1.6 million.

   Cash used in investing activities totaled $2.9 million for the first six months of 2000 compared to $6.9 million for the first six months of 1999. Cash used in investing activities in the first six months of 2000 resulted from capital purchases to secure and/or extend leased facilities and investments in management information system enhancements. Cash used in the first six months of 1999 resulted from capital purchases including the furnishing and improvement of the Company's combined office space in Chicago, investment in management information system enhancements, and capital investments to secure and/or extend leased facilities.

   Cash generated from financing activities totaled $5.7 million in the first six months of 2000 compared to $9.2 million for the first six months of 1999. The 2000 activity included $6.2 million in borrowings from the revolving Senior Credit Facility, partially offset by repayments on long-term and joint venture borrowings of $0.5 million. The 1999 activity included $10.7 million in borrowings from the revolving Senior Credit Facility, partially offset by repayments on long-term borrowings of $1.5 million.

Other Liquidity and Capital Resources Information

   The Company's Senior Credit Facility (the "Facility") provides for cash borrowings up to $35 million and Letters of Credit up to $5 million, at variable rates based, at the Company's option, either on LIBOR, the overnight federal funds rate, or the bank's base rate. From time to time the Company utilizes the Facility to provide readily-accessible cash for working capital purposes. The Facility includes covenants that limit the Company from incurring additional indebtedness, issuing preferred stock or paying dividends, and contains certain other restrictions. At June 30, 2000, the Company had $1.3 million of letters of credit outstanding under the Facility and borrowings against the Facility aggregated $24.3 million. The Facility was amended on March 30, 2000, with the principal changes to the agreement providing for revisions to interest rates charged on borrowings and certain financial covenants. The Facility was amended on May 12, 2000, with the principal change relating to a change in control.

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

   The Company entered into a $40 million revolving variable rate Senior Credit Facility (see Note 3 of the Notes to the Condensed Consolidated Financial Statements). Interest expense on such borrowing is sensitive to changes in the market rate of interest. If the Company were to borrow the entire $40 million available under the Facility, a 1% increase in the average market rate would result in an increase in the Company's annual interest expense of $0.4 million.

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

   AP Holdings' parent company is Holberg Industries, Inc. ("Holberg"), a privately held diversified service company located in Greenwich, Connecticut. Holberg also owns AmeriServe Food Distribution, Inc. ("AmeriServe"), one of the nation's largest food service distributors servicing quick-service and casual dining restaurants in the United States, Canada and Mexico. AmeriServe filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code on January 31, 2000.

   AP Holdings and AmeriServe are separate and distinct companies with independent sources of funding. However, the AmeriServe Chapter 11 filing is a default under certain debt instruments of Holberg. As a result of such defaults, the creditors of Holberg could take control of Holberg or its subsidiary, AP Holdings, Inc. ("Holdings"). A change in control of Holberg or Holdings would also constitute a change in control of APCOA under the APCOA/Standard debt instruments and of Holdings under its bond indenture. In the event of such a change in control of APCOA/Standard of Holdings, the terms of APCOA/Standard's senior bank credit facility and subordinated bond indenture and of Holdings' bond indenture permit the APCOA/Standard and Holdings creditors, if they believe it were in their interest to do so, to call for immediate payment under such instruments, and APCOA/Standard's or Holdings' failure to pay on such terms would constitute a default thereunder. Holberg and its creditors are negotiating to restructure the debt and eliminate the defaults created as a result of the AmeriServe Chapter 11 filing. Although Holberg currently expects to complete the restructuring of the debt, and further currently expects that is creditors will not in any event seek to obtain control of Holberg, there can be no assurance that Holberg will be successful in restructuring its debt and eliminating the existing defaults, or that Holberg's creditors will not seek to obtain control of Holberg. Should APCOA/Standard's or Holdings' indebtedness be accelerated as a result of any action by Holberg's creditors, there is no assurance that APCOA/Standard or Holdings would have sufficient funds to satisfy such obligations (see Exhibit 4.9, Third Amendment to the Senior Credit Facility).

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

      4.8 Second Amendment to the Senior Credit Facility dated March 30, 2000 by and among the Company, the Lenders and Bank One N.A., as agent for the Lenders (incorporated by reference to Exhibit 4.8 of the Company's May 12, 2000 Form 10Q).

      4.9 Third Amendment to the Senior Credit Facility dated May 12, 2000 by and among the Company, the Lenders and Bank One, N.A., as agent for the Lenders.

     27.1   Financial Data Schedule.

   (b) Reports on Form 8-K

     No current report on Form 8-K was filed by the Company during the quarter ended June 30, 2000.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                          AP Holdings, Inc.
                                          (Registrant)

August 9, 2000
                                          By: _________________________________
                                                      John V. Holten
                                            Chief Executive Officer, President
                                                            and
                                               Director (Principal Executive
                                                         Officer)

August 9, 2000
                                          By: _________________________________
                                                   Theodore C. Pulkownik
                                            Treasurer (Principal Financial and
                                                    Accounting Officer)

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

  4.8 Second Amendment to the Senior Credit Facility dated March 30, 2000 by and among the Company, the Lenders and Bank One N.A., as agent for the Lenders (incorporated by reference to Exhibit 4.8 of the Company's May
         12, 2000 Form 10Q).

  4.9 Third Amendment to the Senior Credit Facility dated May 12, 2000 by and among the Company, the Lenders and Bank One, N.A., as agent for the Lenders.

 27.1    Financial Data Schedule