Form 10-K405
period 2000-12-31
AP HOLDINGS INC
filed 2001-04-02
CIK 835928

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

                               ----------------

(Mark
One)

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

                                      OR

  [_]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Transition period from to

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

                            900 N. Michigan Avenue
                         Chicago, Illinois 60611-1542
         (Address of principal executive offices, including zip code)

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

   The aggregate market value of the voting and non-voting shares of common stock held by non-affiliates of the registrant is not applicable as there is not a public market for such stock. As of December 31, 2000, there were 7,920 shares of common stock of the registrant outstanding.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

        SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

   In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" as well as in this Annual Report generally. You should carefully review the risks described in this Annual Report as well as the risks described in other documents filed by the Company and AP Holdings, Inc. from time to time with the Securities and Exchange Commission. In addition, when used in this Annual Report, the words "anticipates," "plans," "believes," "estimates," and "expects" and similar expressions are generally intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by the Company and AP Holdings, Inc. or these forward looking statements. The Company undertakes no obligation to revise these forward-looking statements to reflect any future events or circumstances.

ITEM 1. BUSINESS

General

   AP Holdings, Inc. ("AP Holdings") is a subsidiary of Steamboat Holdings, Inc. ("Steamboat"), and owns 84% of the outstanding voting stock of APCOA/Standard Parking, Inc. ("APCOA/Standard" or "the Company"), formerly known as APCOA, Inc. ("APCOA"). APCOA/Standard accounts for substantially all of AP Holdings' assets and AP Holdings conducts substantially all of its business through APCOA/Standard. APCOA/Standard is a leading national provider of parking facility management services. The Company provides on-site management services at multi-level and surface parking facilities in the two major markets of the parking industry: urban parking and airport parking. The Company manages 1,947 parking facilities, containing approximately 1,030,000 parking spaces in over 220 cities across the United States and Canada. The Company's gross customer collections, parking services revenue, gross profit for the years ended December 31, 2000 and 1999 were $1,545.7 and $1,369.3 million, $252.5 and $247.9 million, $60.1 and $54.8 million. AP Holdings' net loss for the years ended December 31, 2000 and 1999 were $(18.3) and $(16.2) million, respectively.

   The Company believes that its superior management services coupled with its focus on increasing market share in select core cities helps to maximize profitability per parking facility. The Company believes that it enhances its leading position by providing: (i) Ambiance in Parking(R), an approach to parking that includes a number of on-site, value-added services and amenities;
(ii) state-of-the-art information technology, including Client View(R), a proprietary client reporting system which allows the Company to provide clients with real-time access to site-level financial and operating information; and (iii) award-winning training programs for on-site employees that promote customer service and client retention. In addition, the Company believes that it distinguishes itself from its competitors because of the aforementioned services.

   The Company's diversified client base includes some of the nation's largest owners and developers of major office building complexes, shopping centers, sports complexes, hotels and hospitals. In addition, the Company manages 155 parking operations at 67 airports, including many of the major airports in North America.

   The Company does not own any parking facilities and, as a result, the Company assumes few of the risks of real estate ownership. The Company operates its clients' parking properties through two types of arrangements: management contracts and leases. Under a management contract, the Company typically receives a base monthly fee for managing the property, and may also receive an incentive fee based on the achievement of facility revenues above a set amount. In some instances, the Company also receives certain fees for ancillary services. Typically, all of the underlying revenues and expenses under a management contract flow through to the property owner, not to the Company. Under lease arrangements, the Company generally pays either a fixed annual rental, a percentage of gross customer collections, or a combination thereof to the property owner. The Company collects all revenues under lease arrangements and is responsible for most operating expenses, but it is typically not responsible for major maintenance or capital expenditures. As of December 31, 2000, the Company operated approximately 81% of its 1,947 parking facilities under management contracts and approximately 19% under leases. Renewal rates for the Company's management contracts and leases averaged approximately 90% for the last three years.

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

   In connection with the Standard acquisition, on March 30, 1998 the Company issued $140 million principal amount of 9.25% Senior Subordinated Notes due 2008 in a Rule 144A private placement. Effective September 14, 1998, the Company completed an offer to exchange all the outstanding Senior Subordinated Notes with new notes with substantially identical terms that are registered under the Securities Act of 1933.

   Upon the closing of the Combination, the Company entered into a $40.0 million secured revolving Senior Credit Facility with Bank One N.A. (formerly known as The First National Bank of Chicago). Borrowings under the Senior Credit Facility bear interest at variable rates based, at the Company's option, either on LIBOR, the federal funds rate, or the Agent's base rate.

   Also in connection with the Combination, AP Holdings contributed $40.7 million of cash to the Company in exchange for $40.7 million initial liquidation preference of new preferred stock of the Company. The contribution was financed through AP Holdings' offering of $70.0 million in aggregate principal amount of its 11.25% Senior Discount Notes due 2008.

Other Acquisitions

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

   On April 1, 1999, the Company acquired the assets of Pacific Rim Parking, Inc. ("Pacific Rim") in Los Angeles for $0.75 million in cash and up to $0.75 million in non-interest bearing notes payable over five years. On May 1, 1999 the Company acquired various contracts of System Parking Inc. in Atlanta for $0.25 million in cash. Effective as of July 1, 1999 the Company acquired all of the outstanding stock of Universal Park Holdings, Inc., operating under the names U-Park and Select Valet Parking, in Vancouver B.C. for $1.61 million plus a multiple of EBITDA on a future earnout as defined in the agreement.

   All of these acquisitions have been accounted for under the purchase method and their operating results have been included in the consolidated results since their respective date of acquisition. The historical operating results of the businesses prior to acquisition were not material relative to the consolidated results of APCOA/Standard.

Industry Overview

   General. The International Parking Institute, a trade organization of parking professionals, estimates that as of December 1999 there were approximately 35,000 parking facilities in the United States generating over $26.0 billion in gross customer collections. The parking industry is highly fragmented, with over 1,700 commercial parking operators in the United States, as estimated by the Parking Market Research Company, an independent research company. Industry participants, the vast majority of which are privately-held companies, consist of relatively few nationwide companies and a large number of small regional or local operators, including a substantial number of companies providing parking as an ancillary service in connection with property management or ownership. Clients of parking facility managers include the owners of office buildings, major airports, shopping centers, sports complexes, hotels and hospitals, which provide parking to customers.

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

   Expanding Relationships with Large Property Managers, Owners and Developers. Generally, the overall parking industry expansion is created by new construction of parking facilities by property managers, owners and developers. Growth for parking facility operators generally results from more established parking facility operators leveraging their relationships with property managers and owners to take market share from smaller companies. As new construction of parking facilities increases, the Company believes that facility operators with established relationships with such parking facility developers can leverage such relationships to capture incremental market share.

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

     Stable Operating Portfolio. From 1994 to 2000, the Company reduced exposure to increasing cost of parking services by (i) increasing the proportion of its management contracts, which generally pass cost of parking services on to the Company's clients, and (ii) maintaining low minimum rental commitments under its non-cancelable leases. Additionally, the Company's average management and lease contract renewal rate over the last three years was approximately 90%.

     Leading Client Base. The Company's diversified, long-standing customer base comprises many of the premier national property management and ownership organizations in the United States and Canada. The Company is a market leader in airport parking, operating approximately 155 parking facilities at 67 airports in the United States and Canada. The Company's focus on select core cities enables the Company to maintain broader and stronger relationships with the local client base, which the Company believes improves its client retention rates and its ability to compete for new contracts.

     Value-Added Services and Information Systems. The Company believes that it can continue to increase profitability and attract new clients by providing: (i) Ambiance in Parking(R); (ii) state-of-the-art information technology, including Client View(R); and (iii) award-winning training programs for on-site employees. In addition, these capabilities facilitate development opportunities that typically lead to long-term lease and management contracts on new facilities.

 Ambiance in Parking

     The Company offers a comprehensive package of on-site parking services and amenities, which the Company characterizes as Ambiance in Parking(R). The package includes:

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

     Little Parkers(R) is our child-friendly environment program, featuring baby-changing facilities and free toys for kids.

     Books-To-Go(R) is an audiotape library which is provided free-of-charge for monthly parkers.

     Films-To-Go(R) is a videotape library which is provided free-of-charge for monthly parkers.

     ParkNet(R) traffic information system allows parking customers to obtain continuous, site-specific traffic reports relating to current traffic conditions on area expressways as well as the routes utilized to get from the specific parking facility to the expressways.

     CarCare(TM) service program is provided in conjunction with Midas International Corporation. Parking customers can have their cars picked up from the parking facility, serviced and returned before the end of the business day.

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

Employees

   AP Holdings does not have any paid employees. As of December 31, 2000, the Company employed approximately 14,000 individuals, including approximately 8,400 full-time and 5,600 part-time employees. As of December 31, 1999, the Company employed approximately 13,300 individuals, including approximately 8,000 full-time and 5,300 part-time employees. The Company believes that its employee relations are good.

Intellectual Property

   The APCOA(R) name and logo and the Standard(R) name and logo are registered with the United States Patent and Trademark Office. In addition, the Company has registered the names and, as applicable, the logos of all material subsidiaries and divisions of the Company in the United States Patent and Trademark Office or the equivalent State registry, including the right to the exclusive use of the name Central Park in the Chicago metropolitan area. The Company has also obtained a United States patent for its Multi-Level Vehicle Parking Facility (the Musical Theme Floor Reminder System) and trademark protection for its proprietary parker programs, such as Books-To-Go(R), Films-To-Go(R), Little Parkers(R) and Ambiance in Parking(R). Proprietary software developed by the Company, such as Client View(R), Hand Held Program(R), License Plate Inventory Program(R), ParkNet(R) and ParkStat(R) are registered in the United States Copyright Office.

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

   The Company competes for additional facilities with a variety of other companies. Although there are relatively few large, national parking companies that compete with the Company, the Company also faces competition from numerous smaller, locally-owned independent operators, as well as from developers, hotels, national financial services companies and other institutions that self-manage both their own parking facilities as well as facilities owned by others. Many municipalities and other governmental entities also operate their own parking facilities, thus eliminating those facilities as potential management or lease opportunities for the Company. Some of the Company's present and potential competitors have or may obtain greater financial and marketing resources than those of the Company, which may negatively impact the Company's ability to retain existing contracts and gain new contracts.

ITEM 2. PROPERTIES

Parking Facilities

   The Company operates parking facilities in 40 states, Washington D.C. and three provinces of Canada pursuant to management contracts or leases. The Company does not currently own any parking facilities. The following table summarizes certain information regarding the Company's facilities as of December 31, 2000:

                                                   # of Locations           # of Spaces
                         Airports and Urban      ------------------- -------------------------
 States/Provinces              Cities            Airport Urban Total Airport  Urban    Total
 ----------------     ------------------------   ------- ----- ----- ------- ------- ---------
 Alabama              Airports................       3             3   1,430             1,430
 Arizona              Phoenix.................              22    22          25,208    25,208
 British Columbia     Richmond, Vancouver,
                       Victoria and Whistler..              48    48           4,180     4,180
 California           Airports, Los Angeles,
                       Long Beach, Sacramento,
                       San Diego, San
                       Francisco, and San
                       Jose...................       7     518   525  24,762 173,520   198,282
 Colorado             Airports, Colorado
                       Springs, and Denver....       3      26    29  14,202  12,601    26,803
 Connecticut          Airports, Greenwich and
                       Stamford...............       8       7    15   5,000   5,170    10,170
 District of Columbia Washington, DC..........              36    36          13,790    13,790
 Delaware             Wilmington..............               1     1             473       473
 Florida              Airports, Miami, Orlando
                       and Pensacola..........      17      59    76  23,856  22,573    46,429
 Georgia              Airports and Atlanta....       2      25    27   2,180  13,500    15,680
 Hawaii               Airports and Honolulu...       3      47    50   2,393  18,760    21,153
 Idaho                Airports................       1             1     372               372
 Illinois             Airports and Chicago....       9     193   202  30,540 107,543   138,083
 Indiana              Airports, Indianapolis
                       and Ft. Wayne..........       1      20    21   1,234   7,606     8,840
 Kansas               Topeka..................               2     2             894       894
 Kentucky             Louisville..............               2     2             716       716
 Louisiana            Airports and New
                       Orleans................       1      42    43   1,302  13,528    14,830
 Maine                Airports and Portland...       3       1     4   1,371     528     1,899
 Maryland             Baltimore, Bethesda and
                       Towson.................              19    19           5,088     5,088
 Massachusetts        Airports, Boston,
                       Cambridge, and
                       Worchester.............             133   133          56,419    56,419
 Michigan             Airports, Detroit and
                       Southfield.............       7      10    17   5,879   7,609    13,488
 Minnesota            Airports, Minneapolis
                       and St. Paul...........       5      39    44  21,001  17,514    38,515
 Missouri             Airports and Kansas
                       City...................      16      96   112  24,242  20,566    44,808
 Montana              Airports and Great
                       Falls..................       4       4     8   1,952   1,906     3,858
 Nebraska             Airports................       2             2   1,307             1,307
 Nevada               Las Vegas and Reno......               4     4           1,368     1,368
 New Jersey           Airports................       9             9  18,500            18,500
 New Mexico           Airports................       1             1       0                 0
 New York             Airports, Buffalo and
                       Rochester..............       9      24    33   8,807  25,186    33,993
 North Carolina       Charlotte...............               1     1             818       818
 North Dakota         Airports................       2             2   1,415             1,415
 Ohio                 Airports, Akron,
                       Cleveland, Cincinnati,
                       Columbus and Toledo....      14     103   117  18,731  52,816    71,547
 Ontario              Airports, North York,
                       Scarborough and
                       Toronto................       3      46    49   3,340  34,744    38,084
 Oregon               Airports................       3             3   2,231             2,231
 Pennsylvania         Airports and Wilkes
                       Barre..................       2       1     3   1,331     431     1,762
 Quebec               Airports................       4             4   9,405             9,405
 Rhode Island         Providence..............               3     3           6,045     6,045
 South Carolina       Airports................       4             4   4,232             4,232
 South Dakota         Airports................       2             2   1,508             1,508
 Tennessee            Airports, Memphis and
                       Nashville..............       2      17    19   3,077   6,201     9,278
 Texas                Airports, Dallas, Forth
                       Worth and Houston......       4      97   101   4,341  78,889    83,230
 Virginia             Airports, Alexandria,
                       Richmond and
                       Virginia Beach.........       6     110   116   3,468  36,828    40,296
 Washington           Airports and Seattle....       2      11    13     822   3,347     4,169
 Wisconsin            Airports and Milwaukee..      12       9    21  11,303   1,688    12,991
                                                   ---   ----- ----- ------- ------- ---------
                      Totals..................     171   1,776 1,947 255,534 778,053 1,033,587
                                                   ===   ===== ===== ======= ======= =========

   The Company has interests in 19 joint ventures that each operate between one and three parking facilities. The Company is the general partner of nine limited partnerships that each operates between one and twelve parking facilities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Summary of Operating Facilities."

   The Company leases approximately 45,000 square feet of office space for its corporate offices in Chicago, Illinois. The lease expires in 2008, and includes a renewal option for an additional five years. The lease also includes expansion options for up to 3,700 additional square feet of space, and the Company has a right of first refusal on 24,000 square feet more. The Company believes that the leased facility, together with expansion options, is adequate to meet current and foreseeable future needs.

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

   AP Holdings did not pay a dividend in respect of its common stock in 2000, 1999 or 1998. The indenture governing AP Holdings' Senior Discount Notes limits the ability of AP Holdings and APCOA/Standard to pay cash dividends. Unless AP Holdings meets certain financial ratios, neither AP Holdings nor the Company may pay cash dividends except those payable in additional shares stock or proceeds therefrom. AP Holdings paid dividends in respect of its preferred stock in additional shares of preferred stock, aggregating $4,357, $3,560 and $3,163 in 2000, 1999 and 1998, respectively.

   APCOA/Standard did not pay a cash dividend in respect of its common stock in 2000, 1999 and 1998. By the terms of the Company's Revolving Credit Facility, the Company is restricted from paying cash dividends on its capital stock while such facility is in effect. The Company paid dividends in respect of its Redeemable Preferred Stock in additional shares of Redeemable Preferred Stock aggregating $5,696, $5,106 and $3,491 in 2000, 1999 and 1998,
respectively.

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

 Other Events

   As previously disclosed in Item 3 of AP Holdings' Form 10-Q for the quarter ended September 30, 2000, the bankruptcy filing of AmeriServe Food Distribution, Inc. on January 31, 2000 was a default under certain debt instruments of Holberg Industries, Inc. ("Holberg"). As a result of such defaults, the creditors of Holberg could have taken control of Holberg or AP Holdings. A change in control of Holberg or AP Holdings would also constitute a change in control of APCOA/Standard under APCOA/Standard's debt instruments and of AP Holdings under its bond indenture.

   On March 5, 2001, Holberg restructured certain of its debt and eliminated the defaults thereunder, thereby eliminating the possibility of a change of control of AP Holdings under its bond indenture or the possibility of a change in control of APCOA/Standard under the APCOA/Standard debt instruments as a result of such defaults (see Item 12).

ITEM 6. SELECTED HISTORICAL FINANCIAL DATA

   The following table presents selected historical consolidated financial data at and for the years ended December 31, 2000, 1999, 1998, 1997 and 1996, which have been derived from the audited financial statements of AP Holdings. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical consolidated financial statements and notes thereto included elsewhere herein.

                                      Year Ended December 31,
                         ------------------------------------------------------
                            2000        1999      1998(1)      1997      1996
                         ----------  ----------  ----------  --------  --------
Income Statement Data:
  Parking services
   revenue.............. $  252,482  $  247,899  $  195,517  $117,704  $138,409
  Cost of parking
   services.............    192,345     193,094     155,230    94,846   116,158
  General and
   administrative
   expenses.............     36,171      32,453      23,506    13,528    13,017
  Other special charges.      5,178       6,852      18,050       --        --
  Depreciation and
   amortization.........     12,635       9,343       7,435     3,767     4,888
                         ----------  ----------  ----------  --------  --------
      Operating income
       (loss)...........      6,153       6,157      (8,704)    5,563     4,346
  Interest expense, net.     23,638      21,136      14,541     3,243     2,877
  Minority interest.....        341         468         487       321       424
  Income tax expense....        503         752         430       140       106
  Extraordinary loss....        --          --        2,816       --        --
                         ----------  ----------  ----------  --------  --------
      Net income (loss). $  (18,329) $  (16,199) $  (26,978) $  1,859  $    939
                         ==========  ==========  ==========  ========  ========
Other Data:
  Gross customer
   collections.......... $1,545,690  $1,369,319  $1,026,085  $476,183  $430,696
  Capital expenditures..      4,684      10,261       7,691     2,357     2,552
  Net cash provided by
   (used in):
    Operating
     activities.........     (3,217)    (17,709)    (16,381)      931     2,042
    Investing
     activities.........     (4,897)    (13,531)    (96,025)   (3,592)   (3,349)
    Financing
     activities.........      7,240      16,844     128,267     3,451     1,288
    Effect of exchange
     rate changes.......       (802)        428         --        --        --
  Number of managed
   locations............      1,577       1,423       1,165       378       207
  Number of leased
   locations............        370         407         439       267       243
  Number of total
   locations............      1,947       1,830       1,604       645       450
  Number of parking
   spaces...............  1,033,587   1,012,000     794,000   273,000   225,000

Balance Sheet Data (at
 end of year):
  Cash and cash
   equivalents.......... $    3,539  $    5,215  $   19,183  $  3,322  $  2,532
  Working capital
   (deficiency).........    (12,099)    (12,180)     (9,119)  (17,059)  (19,455)
  Total assets..........    208,252     213,270     212,657    59,095    52,823
  Total debt............    229,972     216,749     193,605    38,283    32,795
  Redeemable preferred
   stock................     36,281      31,924         --      8,728     7,841
  Common stock of
   subsidiary subject to
   put/call rights......      6,304       4,589       4,589       --        --
  Stockholders' deficit.   (137,170)   (111,535)    (59,020)  (22,259)  (23,231)

- --------
(1) Includes the results of Standard Parking effective March 30, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion of AP Holdings' results of operations should be read in conjunction with the consolidated financial statements of AP Holdings and the notes thereto included elsewhere herein.

Overview

   APCOA/Standard operates facilities under two types of arrangements: management contracts and leases. Under a management contract, APCOA/Standard typically receives a base monthly fee for managing the property, and may also receive an incentive fee based on the achievement of facility revenues above a base amount. In some instances, APCOA/Standard also receives certain fees for ancillary services. Typically, all of the underlying revenues, expenses and capital expenditures under a management contract flow through to the property owner, not to APCOA/Standard. Under lease arrangements, APCOA/Standard generally pays to the property owner either a fixed annual rental, a percentage of gross customer collections or a combination thereof. APCOA/Standard collects all revenues under lease arrangements and is responsible for most operating expenses, but it is typically not responsible for major maintenance or capital expenditures. As of December 31, 2000, the Company operated approximately 81% of its 1,947 parking facilities under management contracts and approximately 19% under leases.

   Parking services revenue--lease contracts. Lease parking services revenues consist of all revenues received at a leased facility.

   Parking services revenue--management contracts. Parking services revenue related to management contracts consists of management fees, including both fixed and revenue-based, and fees for ancillary services such as accounting, equipment leasing, consulting, and other value-added services with respect to managed locations, but exclude gross customer collections at such locations. Management contracts generally provide APCOA/Standard a management fee regardless of the operating performance of the underlying facility.

   Cost of parking services--lease contracts. Cost of parking services under lease arrangements consists of (i) contractual rental fees paid to the facility owner and (ii) all operating expenses incurred in connection with operating the leased facility. Contractual fees paid to the facility owner are based on either a fixed contractual amount or a percentage of gross revenue, or a combination thereof. Generally under a lease arrangement, APCOA/Standard is not responsible for major capital expenditures or property taxes.

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

Summary of Operating Facilities

   The following table reflects the Company's facilities at the end of the periods indicated:

                                          December 31, December 31, December 31,
                                              2000         1999         1998
                                          ------------ ------------ ------------
      Managed Facilities.................    1,577        1,423        1,165
      Leased Facilities..................      370          407          439
                                             -----        -----        -----
        Total Facilities.................    1,947        1,830        1,604
                                             =====        =====        =====

   The Company's strategy is to add locations in core cities where a concentration of locations improves customer service levels and operating margins. In general, contracts added as set forth in the table above followed this strategy.

Results of Operations

                                   Year Ended December 31,
                               ----------------------------------
                                  2000        1999        1998
                               ----------  ----------  ----------
                                          (in thousands)
   Gross customer
    collections..............  $1,545,690  $1,369,319  $1,026,085
                               ==========  ==========  ==========
   Parking services revenue:
     Lease contracts.........  $  181,828  $  196,441  $  162,568
     Management contracts....      70,654      51,458      32,949
                               ----------  ----------  ----------
                                  252,482     247,899     195,517
   Cost of parking services:
     Lease contracts.........     159,702     172,217     144,086
     Management contracts....      32,643      20,877      11,144
                               ----------  ----------  ----------
                                  192,345     193,094     155,230
   General and administrative
    expenses.................      36,171      32,453      23,506
   Other special charges.....       5,178       6,852      18,050
   Depreciation and
    amortization.............      12,635       9,343       7,435
                               ----------  ----------  ----------
   Operating income (loss)...       6,153       6,157      (8,704)
   Interest expense, net.....      23,638      21,136      14,541
   Minority interest.........         341         468         487
   Income tax expense........         503         752         430
   Extraordinary item........         --          --        2,816
                               ----------  ----------  ----------
   Net loss..................  $  (18,329) $  (16,199) $  (26,978)
                               ==========  ==========  ==========

   In analyzing gross margins of APCOA/Standard and AP Holdings, it should be noted that the cost of parking services for parking facilities under management contracts is generally paid by the Company's clients. Margins for lease contracts vary significantly not only due to operating performance, but also variability of parking rates in different cities and space utilization by parking facility type and location.

 Fiscal 2000 Compared to Fiscal 1999

   Gross customer collections. Gross customer collections consist of gross receipts collected at all leased and managed properties, including unconsolidated affiliates. Gross customer collections increased $176.4 million, or 12.9%, to $1,545.7 million in fiscal 2000 compared to $1,369.3 million in fiscal 1999. This increase is attributable to the addition of 117 locations during the period and growth at existing locations.

   Parking services revenue--lease contracts. Lease contract revenue decreased $14.6 million or 7.4% to $181.8 million in the year ended December 31, 2000 as compared to $196.4 million in the year-ago period. This decrease resulted from the net reduction of 37 leases through contract expirations and conversions to management contracts. One large airport lease contract was converted to a management contract in the second half of 2000, a large airport contract was lost in the second half of 1999, and a change was made in reclassification of reimbursable costs.

   Parking services revenue--management contracts. Management contract revenue increased $19.2 million, or 37.3% to $70.7 million in the year ended December 31, 2000 as compared to $51.5 million in the year-ago period. This resulted from the net increase of 154 contracts through internal growth, conversions from lease contracts, an addition of a large airport contract in the second half of 2000 and a conversion of a large airport contract from a lease to a management contract.

   Cost of parking services--lease contracts. Cost of parking for lease contracts decreased $12.5 million, or 7.3%, to $159.7 million for the year ended December 31, 2000 from $172.2 million during the year-ago period. This decrease resulted from the net reduction of 37 leases through contract expirations, conversions to management contracts and the loss of one large airport contract in the second half of 1999. Gross margin for leases declined slightly to 12.2% during 2000 compared to 12.3% during 1999. The nominal decrease was due to slightly higher operating expenses.

   Cost of parking services--management contracts. Cost of parking for management contracts increased $11.8 million or 56.4%, to $32.6 million for the year ended December 31, 2000 as compared to $20.8 million in 1999. The increase resulted from the addition of a net total of 154 new contracts through internal growth and conversions from lease contracts. Gross margins for management contracts declined to 53.8% in the year 2000 compared to 59.4% in the previous year. Most management contracts have no cost of parking services related to them as all costs are reimbursable to the Company. However, several contracts (primarily large airport properties and several urban locations) require the Company to pay for certain costs which are offset by larger management fees. The increase in cost of parking management contracts was related to the addition of several contracts of this type.

   General and administrative expenses. General and administrative expenses increased $3.6 million, or 11.3%, to $36.1 million during 2000 compared to $32.5 million during 1999. This increase resulted from investment in the Company's infrastructure in the first half of 2000.

   Other special charges. The Company recorded $5.2 million of other special charges during 2000. The charge included $2.5 million of severance costs, $0.9 million of prior period retroactive insurance premium increases, $1.3 million of incremental integration costs and other and 0.5 millon related to costs associated with terminated transactions.

   Other income and expense. Interest expense, net of interest income, totaled $23.6 million in the current year, up from $21.1 million in 1999. This increase is the result of increased borrowings under the Company's Senior Credit Facility. Minority interest decreased $0.1 million to $0.4 million in 2000 from $0.5 million in 1999. Income tax expense, which consists primarily of Canadian income tax, decreased to $0.5 million in 2000 from $0.8 million in 1999 as a result of the decrease in Canadian income.

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

   Parking services revenue--lease contracts. Lease contract revenue increased $33.8 million, or 20.8%, to $196.4 million in the year ended December 31, 1999 as compared to $162.6 million in 1998. This increase resulted from the net addition of 39 leases through the combination with Standard and a net loss of 72 leases that were converted to management contracts or lost.

   Parking services revenue--management contracts. Management contract revenue increased $18.6 million, or 56.2% to $51.5 million in 1999 as compared to $32.9 million in 1998. During 1999, a net 281 management contracts were added through internal growth and acquisitions.

   Cost of parking services--lease contracts. Cost of parking for lease contracts increased $28.1 million, or 19.5% to $172.2 million for the year ended December 31, 1999 from $144.1 million in 1998. This increase resulted from the addition of 39 leases through the combination with Standard and a net reduction of 72 leases through conversion to management contracts and lost contracts. Gross margin for leases increased to 12.3% during 1999 compared to 11.4% during 1998. This increase resulted from improvement in operations, conversion of leases to management contracts and the termination of marginal contracts.

   Cost of parking services--management contracts. Cost of parking for management contracts increased $9.7 million, or 87.3% to $20.8 million in 1999 as compared to $11.1 million in 1998. This increase resulted from the net addition in 1999 of 281 management contracts through internal growth and acquisitions made in 1999. Gross margin for management contracts declined to 59.4% in the current year compared to 66.2% in the prior year. Most management contracts have no cost of parking services related to them as all costs are reimbursable to the Company. However, several contracts (primarily large airport properties and several urban locations), require the Company to pay for certain costs which are offset by larger management fees. The increase in cost of parking management contracts was related to the addition of several contracts of this type.

   General and administrative expenses. General and administrative costs increased $8.9 million, or 38.1%, to $32.4 million during 1999 as compared to $23.5 million during 1998. The increase resulted from costs associated with the acquired companies, inflation, and investment in the Company's infrastructure in anticipation of future growth.

   Other special charges. AP Holdings and the Company incurred $6.8 million of other special charges during 1999. The charge included (A) $1.6 million of severance costs, (B) $3.1 million of integration costs related primarily to actions to facilitate the accounting system consolidation and activities to realign and centralize administrative and other support functions, and (C) $2.1 million of expenses incurred for acquisition activity that was terminated including the cost of a former APCOA/Standard executive. The Company incurred $18.1 million of other special charges during 1998 in connection with the combination with Standard and the other acquisitions completed during 1998, which were based upon a thorough analysis of the costs associated with implementing the business plan of consolidating the Company's headquarters in Chicago and costs related to APCOA/Standard staff reductions. The charge included (A) $5.0 million of relocation costs in connection with the relocation costs in connection with the headquarters relocation of the Company, the relocation of two major field offices, moving the families of 20 Cleveland headquarters staff members to Chicago and other relocations within the field organization, (B) $6.9 million in severance costs consisting of cash compensation to 54 people and (C) the write-off of $2.6 million related to abandoned and impaired assets that will no longer be used in the business, (D) a $2.6 million increase in insurance reserves resulting from a buyout of APCOA's insurance program in connection with the combination of the APCOA and Standard insurance programs and (E) $1.0 million of other special costs.

   Other income and expense. Interest expense, net of interest income, totaled $21.1 million in 1999, up from $6.6 million from 1998. This is the result of debt financing incurred in connection with the combination with Standard and other acquisitions and increased borrowings under the Company's Senior Credit Facility. Minority interest was $0.5 million for both years. Income taxes consist primarily of Canadian income tax, and increased to $0.8 million in 1999 from $0.4 million in 1998 as a result of the increase in Canadian income.

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

                                                           Year Ended December
                                                                   31,
                                                          ---------------------
                                                             1999       1998
                                                          ---------- ----------
                                                             (in thousands)
      Gross customer collections......................... $1,369,319 $1,103,000
                                                          ========== ==========
      Parking services revenue:
        Lease contracts.................................. $  196,441 $  174,613
        Management contracts.............................     51,458     35,463
                                                          ---------- ----------
                                                             247,899    210,076
      Cost of parking services:
        Lease contracts..................................    172,217    155,275
        Management contracts.............................     20,877     11,144
                                                          ---------- ----------
                                                             193,094    166,419
      General and administrative expenses................     32,453     25,524
                                                          ---------- ----------
      Operating income before depreciation, amortization
       and other special charges......................... $   22,352 $   18,133
                                                          ========== ==========

 Fiscal 1999 Compared to Fiscal 1998

   Gross customer collections. Gross customer collections increased $266.3 million, or 24.1%, to $1,369.3 in 1999 as compared to $1,103.0 in 1998. This resulted from the net addition of 248 new contracts during 1999.

   Parking services revenue--lease contracts. Lease contract revenue increased $21.8 million, or 12.5%, to $196.4 million in the year ended December 31, 1999 as compared to $174.6 million in the year-ago period. This resulted from the acquisitions made in 1998 and 1999 which was partially offset by a net reduction of 33 leases in 1999, many of which were converted to management contracts.

   Parking services revenue--management contracts. Management contract revenue increased $16.0 million, or 45.1%, to $51.5 million in 1999 as compared to $35.5 million in 1998. During 1999, a net 281 management contracts were added through internal growth and acquisitions made in 1999.

   Cost of parking services--lease contracts. Cost of parking for lease contracts increased $16.9 million, or 10.9%, to $172.2 million for the year ended December 31, 1999 from $155.3 million during the year-ago period. This increase resulted from acquisitions made in 1998 and 1999. Gross margin for leases increased to 12.3% during 1999 compared to 11.1% during 1998. This increase resulted from improvement in operations, conversion of leases to management contracts and the loss of marginal contracts.

   Cost of parking services--management services. Cost of parking for management contracts increased by $9.7 million, or 87.3%, to $20.8 million in 1999 as compared to $11.1 million in 1998. This increase resulted from the net addition of 281 management contracts through internal growth and acquisitions made in 1999. Gross margin for management contracts declined to 59.4% in the current year compared to 68.6% in the prior year. Most management contracts have no cost of parking services related to them as all costs are reimbursable to the Company. However, several contracts (primarily large airport properties and several urban locations), require the Company to pay for certain costs which are offset by larger management fees. The increase in cost of parking management contracts was related to the addition of several contracts of this type.

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

Fiscal 2000 Compared to Fiscal 1999

   AP Holdings had cash and cash equivalents of $3.5 million at December 31, 2000 compared to $5.2 million at December 31, 1999.

   Net cash used in operating activities totaled $3.2 million for 2000 compared to cash used of $17.7 million for 1999. Cash used during 2000 included $5.2 million of cash for other special charges, $2.8 million in final rent payment for terminated lease contracts, $2.5 million held for a client construction project and $1.2 million in compensation and other items. Notes and accounts receivable increased $4.1 million in 2000 relating to new contracts and existing locations. Cash was provided by an increase in accounts payable of $9.8 million primarily related to an increase in the number of clients depositing revenues into APCOA/Standard banks from segregated accounts of $6.0 million and an increase of $3.8 million in trade accounts payable. Other assets declined by $1.1 million.

   Cash used in investing activities totaled $4.9 million in 2000 compared to cash used of $13.5 million in 1999. Cash used in investing included capital expenditures of $4.9 million for capital investments to secure and/or extend leased facilities and investment in information system enhancements.

   Cash provided by financing activities totaled $7.2 million in 2000 compared to cash provided from financing activities that totaled $16.8 million in 1999. The 2000 activity included $8.9 million in borrowings from the Senior Credit Facility, which was partially offset by repayments on long term borrowings and joint venture borrowings of $1.3 million. In addition, the Company incurred additional debt issuance costs of $0.3 million in connection with amendments to the Company's Senior Credit Facility.

Fiscal 1999 Compared to Fiscal 1998

   AP Holdings had cash and cash equivalents of $5.2 million at December 31, 1999 compared to $19.2 million at December 31, 1998.

   Net cash used in operating activities totaled $17.7 million in 1999 compared to cash used of $16.4 million in 1998. Cash used during 1999 included $8.9 million of other special charges, $5.6 million for the purchase of an insurance tail policy to cover claims for all years prior to 1999 under APCOA's previous insurance program, and $2.2 million to affiliated companies. Notes and accounts receivable increased $11.9 million in 1999 relating to acquired contracts and existing locations and were partially offset by increases in accounts payable of $6.8 million and decreases in prepaid and other assets of $1.1 million and $2.4 million, respectively.

   Cash used in investing activities totaled $13.5 million in 1999 compared to $96.0 million in 1998. Cash used included the acquisitions of the assets of Pacific Rim in Los Angeles for $0.8 million, various contracts of System Parking in Atlanta for $0.3 million, the outstanding stock of Universal Park Holdings, Inc. in Vancouver B.C. for $1.6 million and the buy-out of a lease in Los Angeles for $0.4 million. In addition, cash used in investing activities included capital expenditures of $10.3 million which were used for the investment in information system enhancements, furnishing and improvement of the Company's combined office space in Chicago, and capital investments to secure and/or extend leased facilities.

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

 Other Liquidity and Capital Resources Information

   The Company's Senior Credit Facility (the "Facility") provides for cash borrowings up to $40.0 million with a sublimit for Letters of Credit up to $10.0 million, at variable rates based, at the Company's option, either on LIBOR, the overnight federal funds rate, or the bank's base rate. The Company utilizes the Facility to provide readily-accessible cash for working capital purposes. The Facility includes covenants that limit the Company from incurring additional indebtedness, issuing preferred stock or paying dividends, and contains certain other restrictions. At December 31, 2000, the Company had $0.3 million of letters of credit outstanding under the Facility and borrowings against the Facility aggregated $27.0 million. At March 29, 2001, borrowings against the Facility aggregated $29.8 million. The Facility was amended on March 30, 2000, with the principal changes to the agreement providing for revisions to interest rates charged on borrowings and certain financial covenants. The Facility was amended on May 12, 2000, with the principal change to the agreement relating to the definition of a change in control. The Facility was amended on November 14, 2000, with the principal changes to the agreement providing for revisions to interest rates, charges on borrowings and certain financial covenants. As of December 31, 2000, the Company was in compliance with the covenants contained in the Facility or has obtained the necessary waivers on or before March 30, 2001. The Facility was amended on March 30, 2001 with the principal changes to the agreement providing for revisions to interest rate charges on borrowings, certain financial covenants, a change to restore the original borrowing limits, and a change in the expiration date from March 30, 2004 to July 1, 2002.

   AP Holdings and the Company have significant indebtedness. As of December 31, 2000, AP Holdings and the Company had indebtedness under Senior Subordinated Notes, Senior Discount Notes, Senior Credit Facility, joint venture debentures, capital lease obligations and other asset financing totaling approximately $230.0 million.

   AP Holdings and the Company's ability to meet its anticipated future requirements for working capital, capital expenditures, scheduled payments of interest and principal on its indebtedness depends on the Company's future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control. Based upon the current level of operations and anticipated growth, the Company believes that, together with available borrowings under its Facility, its cash flow and available liquidity will be adequate to meet the Company's anticipated requirements up to the expiration date of the Facility. However, there can be no assurance that the Company's business will generate sufficient cash flow or that future borrowings will be available in an amount sufficient to enable the Company to meet its future requirements or that any refinancing of existing indebtedness (including the Company's Facility) would be available on commercially reasonable terms, or at all.

   The Company has lease commitments of $27.4 million for fiscal 2001. The leased properties generate sufficient cash flow to meet the base rent payments.

   If the Company identifies investment opportunities requiring cash in excess of the Company's cash flows and existing cash, the Company may borrow under the Senior Credit Facility.

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

   The Company has in the past pursued a strategy of growth through acquisition. On January 22, 1998, the Company acquired the assets of Huger Parking Company, LLC, d/b/a Dixie Parking, for $1.0 million in cash and notes aggregating $3.25 million. On May 1, 1998, the Company acquired the remaining 76% interest in Executive Parking Industries, LLC through acquisition of its parent company for $7.0 million in cash. On June 1, 1998, the Company completed the acquisition of Century Parking and Sentry Parking for consideration consisting of $5.2 million in cash at closing and $1.0 million payable on the third anniversary of the closing date. In addition, on September 1, 1998 the Company acquired the capital stock of Virginia Parking Services, Inc. for $2.7 million in cash including direct costs, and up to $1.25 million in notes. On April 1, 1999, the Company acquired the assets of Pacific Rim Parking, Inc. ("Pacific Rim") in Los Angeles for $.75 million in cash and up to $.75 million in non-interest bearing notes payable over five years. On May 1, 1999 the Company acquired various contracts of System Parking Inc. in Atlanta for $.25 million in cash. Effective as of July 1, 1999 the Company acquired all of the outstanding stock of Universal Park Holdings, Inc., operating under the names U-Park and Select Valet Parking, in Vancouver B.C. for $1.61 million plus a multiple of EBITDA on a future earnout as defined in the agreement. All of the acquisitions have been accounted for under the purchase method. The historical operating results of the businesses prior to acquisition were not material relative to the consolidated results of APCOA/Standard. There can be no assurance as to the Company's ability to effect future acquisitions, nor as to the effect of any such acquisition on the Company's operations, financial condition and profitability.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company's primary market risk exposure consists of risk related to changes in interest rates. Historically, the Company has not used derivative financial instruments for speculative or trading purposes.

   The Company entered into a $40.0 million revolving variable rate Senior Credit Facility (see Note D of the Notes to the Consolidated Financial Statements). Interest expense on such borrowing is sensitive to changes in the market rate of interest. If the Company were to borrow the entire $40.0 million available under the Facility, a 1% increase in the average market rate would result in an increase in the Company's annual interest expense of $0.4 million.

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

   None.

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS

AP Holdings

   The following table sets forth certain information with respect to each person who is an executive officer or director of AP Holdings, as indicated below:

         Name     Age                           Title
         ----     ---                           -----
      John V.
       Holten     44  Director and Chairman, President, Chief Executive Officer
      G. Marc
       Baumann    45  Treasurer
      Gunnar E.
       Klintberg  52  Director and Vice President
      Robert N.
       Sacks      48  Secretary

   John V. Holten. Mr. Holten is the Chairman and Chief Executive Officer of Steamboat Holdings, Inc. and has served as a Director and Chairman of APCOA/Standard since 1989. Mr. Holten was Managing Director of DnC Corporation, a merchant banking firm in New York City, from 1984 to 1986. Mr. Holten received his M.B.A. from Harvard University in 1982 and he graduated from the Norwegian School of Economics and Business Administration in 1980.

   G. Marc Baumann. Mr. Baumann is the Treasurer of AP Holdings and of APCOA/Standard. Mr. Baumann is also Executive Vice President and Chief Financial Officer of APCOA/Standard, since joining the Company in October 2000. Prior to his appointment as Chief Financial Officer for APCOA/Standard Parking, Mr. Baumann was Chief Financial Officer for Warburtons Ltd. in Bolton, England. Mr. Baumann joined Warburtons, Inc. in Chicago in 1989 as Executive Vice President and Chief Financial Officer, and was promoted to the positions of President and Chief Executive Officer in 1990. In 1993, Mr. Baumann relocated to England in connection with his appointment as Chief Financial Officer of Warburtons, Ltd., the largest independent bakery in the United Kingdom. Prior to his employment with Warburtons, Mr. Baumann was Executive Vice President and Chief Operating Officer for Hammacher Schlemmer & Co. Mr. Baumann is a Certified Public Accountant in Illinois and a member of both the American Institute of Certified Public Accountants and the Illinois CPA Society. He received his B.S. degree in 1977 from Northwestern University and an M.B.A. from the Kellogg Graduate School of Management at Northwestern University in 1979.

   Gunnar E. Klintberg. Mr. Klintberg is the Vice Chairman of Steamboat Holdings, Inc. Mr. Klintberg has been a Director and Vice President of the Company since 1989. Mr. Klintberg was a Managing Partner of DnC Capital Corporation, a merchant banking firm in New York City, from 1983 to 1986. From 1975 to 1983, Mr. Klintberg held various management positions with the Axel Johnson Group, headquartered in Stockholm, Sweden. Mr. Klintberg headed up the Axel Johnson Group's headquarters in Moscow from 1976 to 1979 and served as assistant to the President of Axel Johnson Group's $1 billion operation in the U.S., headquartered in New York City, from 1979 to 1983. Mr. Klintberg received his undergraduate degree from Dartmouth College in 1972 and a degree in Business Administration and Economics from the University of Eppsala, Sweden in 1974.

   Robert N. Sacks. Mr. Sacks is the Secretary of AP Holdings. Mr. Sacks joined APCOA in 1998, serving as General Counsel and Secretary since 1988, serving as Vice President, Secretary, and General Counsel since 1989 and serving as Senior Vice President, Secretary and General Counsel since 1997 and as Executive Vice President since 1998. Mr. Sacks has overall responsibility for the Legal Department, which includes negotiation, documentation and approval of parking and corporate contracts, financing documentation and coordination of outside counsel. In his position, Mr. Sacks is also responsible for maintaining field compliance with corporate legal and financial policies. Mr. Sacks received his B.A. Degree, cum laude, from Northwestern University in 1976 and, in 1979, received his J.D. Degree from Suffolk University. Mr. Sacks has spoken on legal issues concerning the parking industry at the National Parking Association National Convention and the Institutional and Municipal Parking Congress.

The Company

   The following table sets forth certain information with respect to each person who is an executive officer or director of the Company as of March 30, 2001.

     Name      Age                              Title
     ----      ---                              -----
   John V.     44  Director and Chairman
    Holten
   Myron C.    61  Director and Chief Executive Officer
    Warshauer
   James A.    47  President
    Wilhelm
   Herbert     42  Executive Vice President, Operations
    W.
    Anderson,
    Jr.
   G. Marc     45  Executive Vice President, Chief Financial Officer, and Treasurer
    Baumann
   Robert N.   48  Executive Vice President, General Counsel and Secretary
    Sacks
   Steven A.   46  Executive Vice President, Operations
    Warshauer
   Michael     51  Executive Vice President, Chief Administrative Officer and
    K. Wolf         Associate General Counsel
   Gunnar E.   52  Director and Vice President
    Klintberg
   Edward      51  Executive Vice President, Operations
    Simmons

   John V. Holten. Mr. Holten is Chairman and Chief Executive Officer of Steamboat Holdings, Inc. Mr. Holten has served as a Director and Chairman of the Company since 1989. Mr. Holten was Managing Director of DnC Capital Corporation, a merchant banking firm in New York City, from 1984 to 1986. Mr. Holten received his M.B.A. from Harvard University in 1982 and he graduated from the Norwegian School of Economic and Business Administration in 1980.

   Myron C. Warshauer. Mr. Warshauer has served as a Director and as the Chief Executive Officer of the Company since the consummation of the Combination. From February 2000 to August 2000, he also served as President. Mr. Warshauer served as Chief Executive Officer of Standard from 1973 and, prior to such time, was associated with Standard since 1963. Mr. Warshauer received his B.S. Degree in Finance from the University of Illinois in 1962, and received a Masters Degree in Business Administration from Northwestern University in 1963.

   James A. Wilhelm. Mr. Wilhelm has served as President since August 2000. Mr. Wilhelm served as Executive Vice President--Operations of the Company since the consummation of the Combination and has served the Company as Senior Executive Vice President and Chief Operations Officer from September 1, 1999 to August 2000. Mr. Wilhelm joined Standard in 1985, serving as Executive Vice President since January 1, 1998. Prior to the consummation of the Combination, Mr. Wilhelm was responsible for managing Standard's Midwest and Western Regions, which include parking facilities in Chicago and sixteen other cities throughout the United States and Canada. Mr. Wilhelm received his B.A. Degree from Northeastern Illinois University in 1976. Mr. Wilhelm is a member of the National Parking Association and the International Parking Institute.

   Herbert W. Anderson, Jr. Mr. Anderson has served as Executive Vice President, Operations of the Company since the consummation of the Combination. Mr. Anderson joined APCOA in 1994, and served as Corporate

Vice President--Urban Properties since 1995. Mr. Anderson graduated from LaSalle University and began his career in the parking industry in 1984. Mr. Anderson is a member of the Board of the National Parking Association.

   G. Marc Baumann. Mr. Baumann has served as Executive Vice President and Chief Financial Officer since joining the Company in October 2000. Prior to his appointment as Chief Financial Officer for APCOA/Standard Parking, Mr. Baumann was Chief Financial Officer for Warburtons Ltd. in Bolton, England. Mr. Baumann joined Warburtons, Inc. in Chicago in 1989 as Executive Vice President and Chief Financial Officer, and was promoted to the positions of President and Chief Executive Officer in 1990. In 1993, Mr. Baumann relocated to England in connection with his appointment as Chief Financial Officer of Warburtons, Ltd., the largest independent bakery in the United Kingdom. Prior to his employment with Warburtons, Mr. Baumann was Executive Vice President and Chief Operating Officer for Hammacher Schlemmer & Co. Mr. Baumann is a Certified Public Accountant in Illinois and a member of both the American Institute of Certified Public Accountants and the Illinois CPA Society. He received his B.S. degree in 1977 from Northwestern University and an M.B.A. from the Kellogg Graduate School of Management at Northwestern University in 1979.

   Robert N. Sacks. Mr. Sacks joined APCOA in 1988, and served as General Counsel and Secretary since 1988, and as Vice President, Secretary, and General Counsel since 1989, and as Senior Vice President, Secretary and General Counsel since 1997. Mr. Sacks has served as Executive Vice President, General Counsel and Secretary of the Company since the consummation of the Combination. Mr. Sacks has overall responsibility for the Legal Department which includes negotiation, documentation and approval of parking and corporate contracts, financing documentation, Securities and Exchange Act compliance and reporting, and coordination of outside counsel. In his position, Mr. Sacks is also responsible for maintaining field compliance with corporate legal and financial policies. Mr. Sacks received his B.A. Degree, cum laude, from Northwestern University in 1976 and, in 1979, received his J.D. Degree from Suffolk University where he was a member of the Suffolk University Law Review. Mr. Sacks has spoken on legal issues concerning the parking industry at the National Parking Association National Convention and the Institutional and Municipal Parking Congress.

   Steven A. Warshauer. Mr. Warshauer has served as Executive Vice President, Operations of the Company since the consummation of the Combination. Mr. Warshauer joined Standard in 1982, initially servicing as Vice President, then becoming Senior Vice President. Mr. Warshauer is a Certified Public Accountant and a member of both the American Institute of Certified Public Accountants and the Illinois Society of Certified Public Accountants. Mr. Warshauer received his Bachelor of Science Degree from the University of Northern Colorado in 1976 with dual majors in Accounting and Finance. Prior to joining Standard, he practiced with a national accounting firm.

   Michael K. Wolf. Mr. Wolf has served as Executive Vice President--Chief Administrative Officer and Associate General Counsel of the Company since the consummation of the Combination. Mr. Wolf joined Standard as Senior Vice President and General Counsel in 1990, after sixteen years in the private practice of law. Mr. Wolf was subsequently appointed Executive Vice President of Standard. Prior to joining Standard, Mr. Wolf was a partner of the international law firm of Jones, Day, Reavis & Pogue, resident in the Chicago office, where his primary concentration was in the field of real estate. Mr. Wolf received his B.A. Degree in 1971 from the University of Pennsylvania, and in 1974 received his J.D. Degree from Washington University, where he served as Notes and Comments editor of the Washington University Law Quarterly. Upon graduation from law school, Mr. Wolf was elected to the Order of the Coif.

   Gunnar E. Klintberg. Mr. Klintberg is the Vice Chairman of Steamboat Holdings, Inc. Mr. Klintberg has been a Director of the Company since 1989. Mr. Klintberg was a Managing Partner of DnC Capital Corporation, a merchant banking firm in New York City, from 1983 to 1986. From 1975 to 1983, Mr. Klintberg held various management positions with the Axel Johnson Group, headquartered in Stockholm, Sweden. Mr. Klintberg headed up the Axel Johnson Group's headquarters in Moscow from 1976 to 1979 and served as assistant to the President of Axel Johnson Group's $1 billion operation in the U.S., headquartered in New York City, from 1979 to 1983. Mr. Klintberg received his undergraduate degree from Dartmouth College in 1972 and a degree in Business Administration and Economics from the University of Eppsala, Sweden in 1974.

   Edward Simmons. Mr. Simmons has served as Executive Vice President, Operations of the Company since September 1999, and has served as Vice President of Operations since joining the Company in May, 1998. Previously, he was President and CEO of Executive Parking Inc. Prior to joining Executive Parking, Mr. Simmons was Vice President/General Manager for Red Carpet Parking Service, and a consultant on facility layout and design and General Manager of J & J Parking. Mr. Simmons is an executive board member and past president of the Parking Association of California. Mr. Simmons is a member of numerous charities and civic organizations.

ITEM 11. EXECUTIVE COMPENSATION

   The following table sets forth information for 2000, 1999 and 1998 with regard to compensation for services rendered in all capacities. Information set forth in the table reflects compensation earned by such individuals for services with APCOA/Standard, APCOA, Standard or its respective subsidiaries.

                          SUMMARY COMPENSATION TABLE

                                                       Other Annual  All Other
                             Fiscal   Salary    Bonus  Compensation Compensation
Name and Principal Position   Year     ($)        $         $           ($)
- ---------------------------  ------ ---------- ------- ------------ ------------
Myron C. Warshauer.........   2000  603,400(1)     --   34,216(3)    68,435(4)
 Director and Chief
  Executive Officer           1999  601,615(1)     --   33,087(3)    53,265(4)
                              1998  481,158(1)     --   24,041(3)    40,166(4)

Michael K. Wolf............   2000  379,802(1)  35,306     --        18,588(2)
 Executive Vice President,
  Chief                       1999  378,284(1)  20,000     --        19,452(2)
 Administrative Officer       1998  424,480(1)     --      --           --

James A. Wilhelm...........   2000  337,632(1) 108,625   3,263(3)     9,417(2)
 President                    1999  311,685(1)  75,000     --        10,662(2)
                              1998  306,846(1)     --      --           --

Steven A. Warshauer........   2000  313,106(1)  63,900   5,868(3)       --
 Executive Vice President--
  Operations                  1999  301,514(1)  50,000     --           --
                              1998  219,923(1)     --      --           --

James LaRocco(5)...........   2000  217,870(1)  55,000  68,782(3)    25,579(2)
 Executive Vice President--
  Operations                  1999  193,653(1)  76,000  18,991(3)    25,579(2)
                              1998  186,805(1) 286,762  12,048(3)    29,584(2)

- --------
(1) The amount shown includes amounts contributed by the Company to its 401(k) plans under a contribution matching program.
(2) The amount shown reflects deposits made by APCOA/Standard on behalf of Named Executive Officers into a supplemental pension plan pursuant to which the Named Executive Officers will be entitled to monthly cash retirement and death benefit payments.
(3) The amount shown includes car allowances, club dues, health insurance premiums and legal fees related to estate planning.
(4) The amount shown reflects premiums paid by APCOA/Standard on behalf of Myron C. Warshauer for life insurance policies to which Mr. Warshauer is entitled to the cash surrender value.
(5) As of March 30, 2001, Mr. LaRocco's employment with the Company was terminated.

Director Compensation

   Directors of AP Holdings and Directors of the Company do not receive compensation for serving on AP Holdings' and the Company's Board of Directors.

Compensation Committee Interlocks and Insider Participation

   The Company did not have a Compensation Committee in the year ended December 31, 2000. During 2000, no executive officer of the Company served as a member of the Compensation Committee of another entity.

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

   Pursuant to the Warshauer Employment Agreement, the Company shall establish a stock option or phantom stock option plan (the "Option Plan") providing for grants of actual or phantom options with respect to the common stock of the Company ("Company Common Stock"), under which Myron C. Warshauer will be granted options to purchase a number of shares of the Company Common Stock equal to 1% of the total number of shares of Company Common Stock. All such options will have a term of ten years from the date of the grant. The Option Plan was to be implemented within 120 days after the Closing Date. The Company anticipates finalizing the option plan for Myron Warshauer by June 30, 2001.

   Walter Stuelpe resigned as President of the Company, effective February 1, 2000. As of February 29, 2000, Mr. Stuelpe's employment with the Company terminated pursuant to a written settlement agreement and release. Under the terms of the settlement agreement, the Company agreed to continue to pay Mr. Stuelpe his Salary (as defined in the settlement agreement), in the normal course, through June 30, 2001 and make one final lump sum payment in the amount of $245,827.00 on July 1, 2001, in full satisfaction of any further obligation of the Company to pay Salary to Mr. Stuelpe; provided, however, Mr. Stuelpe was paid his 1999 bonus at the same time as the Company's other senior executives received their bonuses for calendar year 1999. The Company agreed, for the period from March 1, 2000 to December 31, 2000 to (i) pay standard premium charges for health continuation coverage, if Mr. Stuelpe should exercise his right to elect such continuation coverage with the Company (ii) pay required premiums, subject to contribution by Mr. Stuelpe in certain instances, so that Mr. Stuelpe will continue to be covered by life insurance, accidental death and dismemberment insurance, business travel accident insurance and long term disability insurance, presently covered under the Company's group coverage (iii) pay Mr. Stuelpe the Additional Contributions (as defined in the settlement agreement) with respect to the Company's matching contributions for the 401(k) Plan and the 401(k) Wrap Around Plan for calendar year 1999 (iv) continue to provide Mr. Stuelpe with an automobile, in accordance with past practice and (v) continue to pay, consistent with past practice, Mr. Stuelpe's dues and assessments for various clubs and organizations to which he belongs.

   The remaining outstanding balance of the Promissory Note (as defined in the settlement agreement) shall be forgiven on the Termination Date (as defined in the settlement agreement). The Company also agreed to pay a portion of Mr. Stuelpe's legal fees incurred in connection with the settlement agreement.

   The Company assigned to Mr. Stuelpe a certain life insurance policy on Mr. Stuelpe's life, together with its cash surrender value and paid up premiums through December 31, 2000, in full satisfaction of any and all obligations of the Company under the Supplemental Pension Plan (as defined in the settlement agreement). On April 1, 2000, the Company paid Mr. Stuelpe, $1,270,424, which represents the lump sum value of Mr. Stuelpe's accrued benefits under the Key Executive Officers Retirement Plan (as defined in the settlement agreement).

   Mr. Stuelpe agrees he will not, from and after the Termination Date, disclose any confidential information of the Company if such disclosure would have a materially adverse effect on the Company. For a period commencing on March 1, 2000 and ending December 31, 2001, Mr. Stuelpe shall not render services to, or have any ownership interest in, any business which is competitive with the Company.

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

   Mr. Wolf's employment agreement with the Company was amended on December 6, 2000 (Exhibit 10.22) which provides Mr. Wolf the right (but not the obligation) to require the Company to transfer to Mr. Wolf ownership of any one or more of certain insurance policies identified in the amendment.

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

   The employment agreement between the Company and James V. LaRocco provides for a term commencing January 1, 2000 and continuing until March 30, 2001 (the "Term"). The employment agreement automatically renews unless at least 90 days prior to the end of the Term the Company or Mr. LaRocco provides written notice of an intent to terminate the agreement. Mr. LaRocco's employment agreement provides for annual compensation based on an incentive package estimated for the calendar year 2000 to be $309,800, and certain other benefits. Mr. LaRocco shall hold all confidential information in strict confidence and not publish or otherwise disclose any portion thereof to any other person whatsoever except with the prior consent of the Company. During the term and for 18 months thereafter, Mr. LaRocco has agreed not to solicit existing clients of the Company or employees of the Company.

   If Mr. LaRocco's employment is terminated for any reason, other than his voluntary termination or termination by the Company for Cause (as defined in the agreement), the Company is obligated to pay Mr. LaRocco (a) an amount equal to his earned and unpaid incentive compensation (less than advances) through the end of the calendar month when termination occurs and (b) accrued but unused vacation days and other vested benefits. If Mr. LaRocco's employment is terminated for Cause or as a result of Mr. LaRocco's voluntary termination, the Company is obligated to pay or provide Mr. LaRocco an amount equal to his accrued but unused vacation days and other vested benefits.

   As of March 30, 2001 (the "Termination Date"), Mr. LaRocco's employment with the Company terminated pursuant to a written notice from the Company to Mr. LaRocco dated December 12, 2000 notifying Mr. LaRocco of the Company's intention to terminate the employment Agreement at the end of the term ending March 30, 2001. Mr. LaRocco will be entitled to the incentive compensation and benefits set forth in his employment agreement dated January 1, 2000, required to paid in the case of a termination for any reason other than for Cause or a voluntary termination.

   As soon as practicable, but within 30 days from the Termination Date, the Company will assign to Mr. LaRocco a certain life insurance policy on Mr. LaRocco's life, together with its cash surrender value and paid up premiums through the Termination Date, in full satisfaction of any and all obligations of the Company under the Supplemental Pension Plan (as defined in the employment agreement).

   Douglas Warshauer gave notice to the Company in the fall of his intention to terminate his employment effective December 31, 2001. Under the terms of Mr. Warshauer's employment agreement dated March 26, 1998, as amended by the Amendment to Employment Agreement dated August 18, 2000 and acknowledged by letter agreement dated December 22, 2000 (the employment agreement, as amended by the Amendment and letter agreement are together referred to as the "employment agreement"), the Company agreed to pay Mr. Warshauer for a period of two years (a) his Annual Base Salary of $191,425, plus (b) the Target Annual Bonus of $90,000, in twenty four (24) equal monthly installments. In addition, for a period of 18 months following his termination of employment, the Company agreed to continue to provide Mr. Warshauer and his family Welfare Benefits (as defined in the employment agreement).

   Mr. Warshauer shall hold all confidential information in strict confidence and not publish or otherwise disclose any portion thereof to any person whatsoever except with the prior written notice of the Company. For a period of two years following Mr. Warshauer's termination of employment, Mr. Warshauer agrees not to render services to, or have any ownership interest in, any business that is competitive with the Company in certain geographical areas.

   As of March 30, 2001 (the "Termination Date"), Mr. Celebrezze's employment with the Company terminated, pursuant to written notice from the Company to Mr. Celebrezze dated December 18, 2000. Under the terms of his employment agreement as supplemented by letter agreements dated April 28, 2000 and September 28, 2000 and the termination letter dated December 18, 2000, the Company agreed to continue to pay Mr. Celebrezze the greater of what is provided in his employment agreement or the full two-year Good Reason package (as defined in the employment agreement). The Good Reason package includes Annual Base Salary and Target Bonus, as well as continuation of the welfare benefits provided in his employment agreement.

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

                              Class B Common            Class A Common
                                 Stock***                  Stock***          Total Common Stock
                          ------------------------  ---------------------- ----------------------
                                                          Pro Forma
                                                    ----------------------
                          Amount and                Amount and             Amount and
                          Nature of    Percent of   Nature of  Percent of  Nature of  Percent of
                          Beneficial     Shares     Beneficial   Shares    Beneficial   Shares
     Name & Address       Ownership    Outstanding  Ownership  Outstanding Ownership  Outstanding
     --------------       ----------   -----------  ---------- ----------- ---------- -----------
Steamboat Holdings,
 Inc.*..................   7,260.00(1)    91.67%          --        --      7,260.00     59.79%
John V. Holten*.........        --          --            --        --           --        --
Gunnar E. Klintberg*....        --          --            --        --           --        --
AP Holdings Directors
 and Officers as a
 Group..................      27.66        0.35%(2)       --        --         27.66      0.23%
Orkla ASA, Sarpsborg
 (N), Zweigniederlassung
 Neuhaussen am
 Rheinfall..............        --          --       2,815.52     66.67%    2,815.52     23.19%
  Lise Stolt-Nielsen
   Holten...............        --          --         677.95     16.05%      677.95      5.58%
  L&V Trust.............        --          --         677.95     16.05%      677.95      5.58%

- --------
   * The address of Steamboat Holdings is 545 Steamboat Road, Greenwich, Connecticut 06830. The address of Orkla and the business address of Mr. Holten, Mr. Klintberg, Lise Stolt-Nielsen Holten and L&V Trust is the same as that of Steamboat. Lise Stolt-Nielsen Holten is married to Mr. Holten and L&V Trust is a trust for the benefit of certain relatives of Mr. Holten, and of which he is a trustee.
  ** There are no issued and outstanding shares of Class A Common Stock. The above information as to beneficial ownership of Class A Common Stock and of Total Common Stock on a combined basis assumes the conversion of all outstanding shares of preferred stock of AP Holdings into shares of Class A Common Stock, and the ownership percentages reflect the respective interests that would result if all of such shares of Preferred Stock were converted, and the corresponding issuance of all of the underlying shares of Class A Common Stock. If fewer shares of Preferred Stock were converted, and fewer shares of Class A Common Stock were issued the relative percentage ownership represented by those shares of Class A Common Stock outstanding would be greater.
 *** The shares of Class A Common Stock and Class B Common Stock are identical with the exception of voting rights. The shares of Class B Common Stock have ten votes per share and the shares of Class A Common Stock have one vote per share.
(1) Mr. Holten may be deemed to be the beneficial owner of all of the outstanding common stock of Steamboat, which owns 91.67% of the outstanding common stock of AP Holdings. The AP Holdings common stock owned by Steamboat has been pledged to its lenders to secure borrowings made by Steamboat. If a specified event of default related to the indebtedness occurs, the lender may assume control of AP Holdings.
(2) Certain other executive officers of APCOA/Standard in the aggregate own approximately 1.05% of the common stock of AP Holdings.
(3) Holberg Industries, Inc. owns 51.89 shares of Class A Common Stock on a pro forma basis. Mr. Holten indirectly owns 66.1% of Holberg. Orkla owns 33.9% of Holberg.

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

                                     Amount of Nature of       Percent of Shares
   Name and Address                  Beneficial Ownership         Outstanding
   ----------------             ------------------------------ -----------------
   AP Holdings*...............  26.3 shares of Common Stock          84.0%
   Steamboat Holdings, Inc.**.               (1)
   John V. Holten**...........               (1)
   Dosher Partners, L.P.*.....  1.25 shares of Common Stock(2)        4.0
   Waverly Partners, L.P.*....  1.25 shares of Common Stock(3)        4.0
   Myron C. Warshauer*........              (3)(4)
   SP Associates*.............  2.5 shares of Common Stock(4)         8.0
   Directors and Executive
    Officers as a Group.......           (1)(2)(3)(5)

- --------
* The address of AP Holdings, Dosher Partners, L.P., Waverly Partners, L.P., SP Associates and the business address of Mr. Warshauer is 900 N. Michigan Avenue, Chicago, Illinois 60611-1542.
** The address of Steamboat Holdings, Inc. and the business address of Mr.
   Holten is 545 Steamboat Road, Greenwich, Connecticut 06830.
(1) Mr. Holten may be deemed to be the beneficial owner of all of the outstanding common stock of Steamboat Holdings, Inc. ("Steamboat"), which owns 91.67% of the outstanding common stock of AP Holdings. The AP Holdings common stock owned by Steamboat has been pledged to its lenders to secure borrowings made by Steamboat. If a specified event of default related to the indebtedness occurs, the lender may assume control of AP Holdings.
(2) All of the interests in Dosher Partners, L.P. are beneficially owned by Myron C. Warshauer and trusts for the benefit of certain members of his family. Mr. Warshauer disclaims beneficial ownership of the assets of Dosher Partners, L.P., including the shares of Common Stock held by it, to the extent those interests are held for the benefit of such trusts.
(3) Waverly Partners, L.P. ("Waverly") is a limited partnership in which Myron
    C. Warshauer is general partner. Mr. Warshauer disclaims beneficial ownership of the assets of Waverly, including the shares of Common Stock held by it.

(4) SP Associates is a general partnership controlled by affiliates of JMB Realty Corp.
(5) Certain other executive officers of APCOA/Standard in the aggregate own approximately 1.05% of the common stock of AP Holdings.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Company Stockholders Agreement

   Upon consummation of the combination on March 30, 1998, the Company entered into a Stockholders Agreement (the "Stockholders Agreement") with Dosher Partners, L.P. ("Dosher"), and SP Associates (collectively, the "Standard Parties") and Holberg and AP Holdings (collectively with the Standard Parties, the "Stockholders"). The Stockholders Agreement provides, among other things, for (i) prior to the earliest of (a) the seventh anniversary of the consummation of the Combination, (b) the termination of Myron C. Warshauer's employment with the Company under certain circumstances and (c) the consummation of an initial public offering of Company Common Stock (as such offering will be defined in the Stockholders Agreement), certain obligations of Holberg to allow Dosher the opportunity to acquire all, but not less than all, of the Company Common Stock held by Holberg and/or its affiliates before Holberg may directly or indirectly sell an amount of Company Common Stock which would constitute a Control Transaction (as defined in the Stockholders Agreement); provided that, under certain circumstances, Holberg may sell such shares to a party other than Dosher if the terms of such other party's offer are more favorable to Holberg, (ii) until the consummation of an initial public offering of Company Common Stock, certain rights of each Standard Party to purchase shares of Company Common Stock to the extent necessary to maintain such Standard Party's percentage ownership of the Company, (iii) the right of the Standard Parties to participate in, and the right of Holberg to require the Standard Parties to participate in, certain sales of Company Common Stock,
(iv) following the third anniversary of the consummation of the Combination and prior to an initial public offering of Company Common Stock, certain rights of the Company to purchase, and certain rights of the Standard Parties to require the Company to purchase, shares of Company Common Stock at prices determined in accordance with the Stockholders Agreement and (v) certain additional restrictions on the rights of the Standard Parties to transfer shares of Company Common Stock. The Stockholders Agreement also contains certain provisions granting the Stockholders certain rights in connection with registrations of Company Common Stock in certain offerings and provides for indemnification and certain other rights, restrictions and obligations in connection with such registrations. Steamboat Holdings, Inc. intends to become a party to the Stockholders Agreement as a Permitted Transferee of Holberg.

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

   Pursuant to an amendment to Stockholders Agreement dated as of December 29, 2000, the definition of "Price" contained in subsection (b) of Section 6.2 of the Stockholders Agreement was modified and is more fully described in Exhibit
3.3 attached hereto and filed herewith.

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

Management Contracts and Related Arrangements with Affiliates

   The Company has a management contract with the Buckingham Plaza Limited Partnership ("BPLP") to operate the parking facility at a condominium complex in Chicago of which BPLP was the developer. Myron C. Warshauer and SP Associates own an equity interest in one of BPLP's limited partners. The Company receives an annual management fee of $12,000 pursuant to such management contract. The Company estimates that such management fee is no less than would normally be obtained through arms-length negotiations.

   The Company has management contracts to operate two surface parking lots in Chicago. Myron C. Warshauer, Steven A. Warshauer, Stanley Warshauer, Michael
K. Wolf and SP Associates own membership interests in a limited liability company that is a member of the limited liability companies that own such surface parking lots. The Company received a total of $132,500 in management fees for such lots in 2000 under the applicable management contracts. The Company estimates that such management fees are no less favorable than would normally be obtained through arms-length negotiations.

   The Company provides office and related support services to Auditorium Garage, Inc. ("Auditorium"), an Illinois corporation owned by Stanley Warshauer and his wife, in conjunction with Auditorium's management of a parking facility. Auditorium reimbursed the Company for the general and administrative costs associated with providing these services approximately $24,900 in 2000.

   The Company provides office and related support services for a parking facility (the "Theater District Garage") that is leased to Standard/Tremont Parking Corporation ("Standard Tremont"), an Illinois corporation that is owned by Stanley Warshauer, Steven A. Warshauer and Myron C. Warshauer. Standard Tremont reimburses the Company for the general and administrative costs associated with providing these services, which reimbursement totaled $3,637.

   The Company pays 12.5% of the lease net operating income derived from one parking facility to Warshauer Management Corporation for services rendered in obtaining the right to operate the facility.

   SP Associates is an affiliate of JMB Realty Corp., from which the Company leases office space for its corporate offices in Chicago. Payments pursuant to the lease agreement aggregated approximately $1.2 million during 2000.

   The Company purchases workers' compensation and health insurance covering certain parking facilities from JMB Insurance Agency, Inc., an affiliate of JMB Realty Corp. which in turn is an affiliate of SP Associates. The Company estimates that the premiums and commissions paid for such insurance are comparable to premiums it would pay for comparable coverage from an unrelated third party. Additionally, the Company paid $25,000 to JMB Insurance Agency, Inc. for consulting services during 2000.

   In March 1998, the Company acquired a lease for $1.4 million from an entity which is 15% owned by certain members of the management group. The lease is for a term of eleven years and calls for annual rent of $185,000 per year plus percentage rent if the property achieves certain earnings levels. The lease was terminated in September 2000, in connection with the sale of the property by the owner. The management group received $172,000 representing their pro-rata share of the sale proceeds.

   On December 31, 2000, the Company entered into an agreement to sell, at fair market value, certain contract assets to D & E Parking, Inc. ("D & E"), a California corporation, in which certain officers of the Company have an interest. The Company recorded a gain of $1 million from this transaction in 2000. The Company will continue to operate the parking facilities and receive management fees and reimbursement for support services in connection with the operation of the parking facilities.

Liability Insurance

   Prior to 1999, APCOA/Standard participated in a master insurance program with Holberg which served to reduce the insurance costs of the combined group. In connection with the insurance program, during 1998 the Company placed $2.2 million on deposit with an affiliate for insurance collateral purposes.

   In January of 1999, the Company completed the combination of all the insurance programs of all merger and acquired entities into one program. In connection therewith the Company purchased coverage for its previously self-insured layer, and a tail policy to eliminate exposure from retrospective adjustments.

Consulting Agreement with Sidney Warshauer

   Consummation of the Combination was conditioned by Standard, among other things, upon the execution of a Consulting Agreement (the "Agreement") between the Company and Sidney Warshauer, the father of Myron C. Warshauer. Sidney Warshauer is 85 years old.

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

Certain Other Matters Relating to Holberg

   Holberg has received customary investment banking and advisory fees from APCOA in connection with certain prior transactions, and received a $1.0 million advisory fee (and reimbursement of expenses) upon consummation of the Combination. AP Holdings and the Company also may pay an annual management fee to Holberg and otherwise reimburse Holberg for certain expenses incurred by Holberg on behalf of the Company. All of these fees and other amounts paid to Holberg are subject to the limits and restrictions imposed by the Indenture and the covenants in the Senior Credit Facility.

   APCOA/Standard, AP Holdings and Holberg and its affiliates periodically engaged in bi-lateral loans and advances. The Company may from time to time enter into such bi-lateral loans and advances in the future as permitted under the Indenture and the Senior Credit Facility. These loans and advances are interest bearing at a variable rate that approximates the prime interest rate. The accumulated interest is added to, or deducted from (as appropriate), the balance in the loan or advance account. In connection with the Combination, APCOA made a $6.5 million non-cash distribution to Holberg of the receivable in such amount due from Holberg to APCOA, at the date of the Combination.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) The following documents are filed as part of this Report:

     1. Financial Statements.

     Report of Independent Auditors

     Audited Consolidated Financial Statements
       Consolidated Balance Sheets at December 31, 2000 and 1999

     For the years ended December 31, 2000, 1999 and 1998:
       Consolidated Statements of Operations
       Consolidated Statements of Stockholders' Deficit
       Consolidated Statements of Cash Flows

     Notes to Consolidated Financial Statements

     2. Financial statement schedule.

     Schedule II--Valuation and Qualifying Accounts

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

     3. Exhibits

                                                                   Sequentially
     Exhibit                                                         Numbered
     Number                      Description                           Page
     -------                     -----------                       ------------
       1.1   Purchase Agreement, by and among AP Holdings and
             Donaldson, Lufkin & Jenrette Securities
             Corporation, dated as of March 25, 1998
             (incorporated by reference to Exhibit 1.1 to the
             Registrant's Registration Statement Form S-4 No.
             333-50433 filed April 17, 1998, August 11, 1998 and
             August 14, 1998 (the "Registration Statement"))
       2.1   Combination Agreement, dated as of January 15,
             1998, by and between APCOA, Inc. and the Standard
             Owners (incorporated by reference to Exhibit 2.1 to
             the Registration Statement)
       3.1   Restated Certificate of Incorporation of AP
             Holdings (incorporated by reference to Exhibit 3.1
             to the Registration Statement)
       3.2   By-Laws of AP Holdings (incorporated by reference
             to Exhibit 3.2 to the Registration Statement)
       3.3   Amended and Restated By-Laws of the Company dated
             as of December 29, 2000
       4.1   Indenture, dated as of March 30, 1998, by and among
             AP Holdings and State Street Bank and Trust
             Company, with respect to the New Notes
             (incorporated by reference to Exhibit 4.1 to the
             Registration Statement)
       4.2   Form of New Note (included as Exhibit A to Exhibit
             4.1)
       4.3   Form of New Note Guarantee (included as Exhibit D
             to Exhibit 4.1)
       4.4   Supplemental Indenture, dated as January 12, 1999
             by and among the Company, the Subsidiary Guarantors
             and State Street Bank and Trust Company
             (incorporated by reference to Exhibit 4.4 to the
             Company's Annual Report on Form 10-K filed for
             December 31, 1998)

                                                                   Sequentially
     Exhibit                                                         Numbered
     Number                      Description                           Page
     -------                     -----------                       ------------
       4.5   Supplemental Indenture, dated as of September 21,
             1998, among Virginia Parking Service, Inc., the
             Company, and State Street Bank and Trust Company
             (incorporated by reference to Exhibit 4.5 to the
             Company's Annual Report on Form 10-K filed for
             December 31, 1998)
       4.6   Supplemental Indenture, dated as of July 6, 1998,
             among S&S Parking, Century Parking, Inc. and Sentry
             Parking Corporation, the Company, and State Street
             Bank and Trust Company (incorporated by reference
             to Exhibit 4.6 to the Company's Annual Report on
             Form 10-K filed for December 31, 1998)
       4.7   First Amendment to Senior Credit Facility dated
             November 12, 1999 by and among the Company, the
             Lenders, and N.A. Bank One as agent for Lenders.
             (incorporated by reference to Exhibit 4.7 to the
             Company's September 30, 1999 Form 10-Q)
       4.8   Second Amendment to the Senior Credit Facility
             dated March 30, 2000 by and among the Company, the
             Lenders and Bank One N.A., as agent for the Lenders
             (incorporated by reference to Exhibit 4.8 to the
             Company's May 12, 2000 Form 10-Q)
       4.9   Third Amendment to the Senior Credit Facility dated
             May 12, 2000 by and among the Company, the Lenders
             and Bank One N.A., as agent for the Lenders
             (incorporated by reference to Exhibit 4.9 of the
             Company's August 9, 2000 Form 10-Q)
       4.10  Fourth Amendment to the Senior Credit Facility
             dated November 14, 2000 by and among the Company,
             the Lenders and Bank One, N.A., as agent for the
             Lenders (incorporated by reference to Exhibit 4.10
             to the Company's September 30, 2000 Form 10-Q)
       4.11  Fifth Amendment to the Senior Credit Facility dated
             March 30, 2001 by and among the Company, the
             Lenders and Bank One, N.A., as agent for the
             Lenders
      10.1   Registration Rights Agreement, dated as of March
             30, 1998, by and among the Company, the Subsidiary
             Guarantors, Donaldson, Lufkin & Jenrette Securities
             Corporation and First Chicago Capital Markets, Inc.
             (incorporated by reference to Exhibit 10.1 to the
             Registration Statement)
      10.2   Credit Agreement, dated as of March 30, 1998, by
             and among the Company, The First National Bank of
             Chicago, as Agent and Lender, and the Other
             Financial Institutions party Thereto (incorporated
             by reference to Exhibit 10.2 to the Registration
             Statement)
      10.3   Stockholders' Agreement, dated as of March 30,
             1998, by and among Dosher Partners, L.P., SP
             Associates, Holberg, AP Holdings and the Company
             (incorporated by reference to Exhibit 10.3 to the
             Registration Statement)
      10.4   Stockholders Agreement, dated as of April 14, 1989,
             by and among AP Holdings, Holberg, and each member
             of the Management of the Company who is a
             stockholder of AP Holdings (incorporated by
             reference to Exhibit 10.4 to the Registration
             Statement)
      10.5   Tax Sharing Agreement, dated as of April 28, 1989,
             as Amended as of March 30, 1998, by and among
             Holberg, AP Holdings and the Company (incorporated
             by reference to Exhibit 10.5 to the Registration
             Statement)

                                                                   Sequentially
     Exhibit                                                         Numbered
     Number                      Description                           Page
     -------                     -----------                       ------------
      10.6   Employment Agreement between the Company and Myron
             C. Warshauer (incorporated by reference to Exhibit
             10.6 to the Registration Statement)
      10.7   Employment Agreement between the Company and G.
             Walter Stuelpe, Jr. (incorporated by reference to
             Exhibit 10.7 to the Registration Statement)
      10.8   Executive Transition Agreement between the Company
             and James V. LaRocco, Jr. (incorporated by
             reference to Exhibit 10.8 to the Registration
             Statement)
      10.9   Exhibits Transition Employment Agreement between
             the Company and James V. LaRocco, Jr. (incorporated
             by reference to Exhibit 10.8 to the Registration
             Statement)
      10.10  Employment Agreement between the Company and
             Michael K. Wolf (incorporated by reference to
             Exhibit 10.12 to the Registration Statement)
      10.11  Deferred Compensation Agreement between the Company and Michael K. Wolf (incorporated by reference to
             Exhibit 10.13 to the Registration Statement)
      10.12  Employment Agreement between the Company and
             Michael K. Wolf (incorporated by reference to
             Exhibit 10.12 to the Registration Statement)
      10.13  Deferred Compensation Agreement between the Company and Michael K. Wolf (incorporated by reference to
             Exhibit 10.13 to the Registration Statement)
      10.14  Company Retirement Plan for Key Executive Officers
             (incorporated by reference to Exhibit 10.14 to the
             Registration Statement)
      10.15  Consulting Agreement between the Company and Sidney
             Warshauer (incorporated by reference to Exhibit
             10.1 to the Registration Statement)
      10.17  Consent and Joinder to Stockholders' Agreement
             dated as of October 1, 1998 by and among the
             Company, Dosher Partners, L.P., SP Associates,
             Holberg, AP Holdings and Waverly (incorporated by
             reference to Exhibit 10.17 to the Company's Annual
             Report on Form 10-K filed for December 31, 1998)
      10.18  Employment Agreement between the Company and James
             A. Wilhelm (incorporated by reference to Exhibit
             10.18 to the Company's Annual Report on Form 10-K
             filed for December 30, 1999)
      10.19  Employment Agreement between the Company and Steven
             Warshauer (incorporated by reference to Exhibit
             10.18 to the Company's Annual Report on Form 10-K
             filed for December 30, 1999)
      10.20  Settlement Agreement and Release between the
             Company and C. Walter Stuelpe, Jr. (incorporated by
             reference to Exhibit 10.18 to the Company's Annual
             Report on Form 10-K filed for December 30, 1999)
      10.21  Employment Agreement between the Company and James
             V. LaRocco dated January 1, 2000
      10.22  Second Amendment to Employment Agreement between
             the Company and Michael K. Wolf dated December 6,
             2000
      10.23  Employment Agreement between the Company and
             Michael J. Celebrezze (incorporated by reference to
             Exhibit 10.11 to the Registration Statement)

                                                                  Sequentially
     Exhibit                                                        Numbered
     Number                      Description                          Page
     -------                     -----------                      ------------
      10.24  Employment Agreement between the Company and
             Douglas R. Warshauer dated March 26, 1998
      10.25  Amendment to Employment Agreement between the
             Company and Douglas R. Warshauer dated August 18,
             2000
      21.1   Subsidiaries of AP Holdings (incorporated by
             reference to Exhibit 21.1 to the Registration
             Statement)
      25.1   Statement of Eligibility and Qualification of
             Trustee on Form T-1 of State Street Bank and Trust
             Company under the Trust Indenture Act of 1939
             (incorporated by reference to Exhibit 25.1 to the
             Registration Statement)

   (b) Reports on Form 8-K.

   On March 5, 2001 the AP Holdings filed a Form 8-K under Item 5.

                    INDEX TO HISTORICAL FINANCIAL STATEMENTS

AP Holdings, Inc.

                                                                           Page
                                                                           ----
Report of Ernst & Young LLP, Independent Auditors.........................  40
Consolidated Balance Sheets as of December 31, 2000 and 1999..............  41
Consolidated Statements of Operations for each of the three years in the period ended
 December 31, 2000........................................................  42
Consolidated Statements of Stockholders' Deficit for each of the three years in the period ended December 31, 2000..............................  43
Consolidated Statements of Cash Flows for each of the three years in the period ended
 December 31, 2000........................................................  44
Notes to Consolidated Financial Statements................................  45

                         REPORT OF ERNST & YOUNG LLP,
                             INDEPENDENT AUDITORS

Board of Directors
AP HOLDINGS, INC.

   We have audited the accompanying consolidated balance sheets of AP Holdings, Inc. ("AP Holdings") as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of AP Holdings' management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AP Holdings at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

Chicago, Illinois
March 30, 2001

                               AP Holdings, Inc.

                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except for share data)

                                                             December 31,
                                                          --------------------
                                                            2000       1999
                                                          ---------  ---------
                         ASSETS
                         ------
Current assets:
 Cash and cash equivalents............................... $   3,539  $   5,215
 Notes and accounts receivable, less allowances of
  $2,056 and $2,301 in 2000 and 1999, respectively.......    46,737     42,715
 Prepaid expenses and supplies...........................     1,775      1,645
                                                          ---------  ---------
   Total current assets..................................    52,051     49,575
Leaseholds and equipment:
 Equipment...............................................    15,741     13,866
 Leasehold improvements..................................    25,880     20,734
 Leaseholds..............................................    41,568     42,703
 Construction in progress................................     2,027      5,498
                                                          ---------  ---------
                                                             85,216     82,801
 Less accumulated depreciation and amortization..........    56,724     50,142
                                                          ---------  ---------
                                                             28,492     32,659
Other Assets:
 Advances and deposits...................................     2,075      2,040
 Cost in excess of net assets acquired, less accumulated
  amortization of $11,270 and $8,132 in 2000 and 1999,
  respectively...........................................   113,293    114,923
 Intangible and other assets, less accumulated
  amortization of $4,807 and $2,997 in 2000 and 1999,
  respectively...........................................    12,341     14,073
                                                          ---------  ---------
                                                            127,709    131,036
                                                          ---------  ---------
   Total assets.......................................... $ 208,252  $ 213,270
                                                          =========  =========

          LIABILITIES AND STOCKHOLDERS' DEFICIT
          -------------------------------------
Current liabilities:
 Accounts payable........................................ $  35,079  $  25,289
 Accrued rent............................................     5,070      7,812
 Compensation and payroll withholdings...................     5,649     10,621
 Property, payroll and other taxes.......................     3,998      3,554
 Accrued insurance and expenses..........................    12,948     13,151
 Current portion of long-term borrowings.................     1,406      1,328
                                                          ---------  ---------
   Total current liabilities.............................    64,150     61,755
Long-term borrowings, excluding current portion:
 Obligations under credit agreements.....................   166,950    158,100
 Senior Discount Notes, 11 1/4%, due 2008................    54,976     49,280
 Other...................................................     6,640      8,041
                                                          ---------  ---------
                                                            228,566    215,421
Other long-term liabilities..............................    10,121     11,116
Redeemable peferred stock................................    36,281     31,924
Common stock of subsidiary subject to put/call rights;
 5.01 shares issued and outstanding......................     6,304      4,589
Stockholders' deficit:
 Class A voting common stock, $0.01 par value per share,
  20,000 shares authorized, no shares outstanding........       --         --
 Class B voting common stock, $0.01 par value per share,
  20,000 shares authorized, 8,800 shares issued, 7,920
  shares outstanding.....................................         1          1
 Additional paid-in capital..............................     2,088      2,088
 Advances to and deposits with affiliates................    (5,253)    (4,820)
 Accumulated other comprehensive (loss) income ..........      (374)       428
 Accumulated deficit.....................................  (133,632)  (109,232)
                                                          ---------  ---------
Total stockholders' deficit..............................  (137,170)  (111,535)
                                                          ---------  ---------
   Total liabilities and stockholders' deficit........... $ 208,252  $ 213,270
                                                          =========  =========

                See Notes to Consolidated Financial Statements.

                               AP Holdings, Inc.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                 Year, Ended December 31
                                             ----------------------------------
                                                2000        1999        1998
                                             ----------  ----------  ----------
Gross customer collections.................  $1,545,690  $1,369,319  $1,026,085
                                             ==========  ==========  ==========
Parking services revenue:
  Lease contracts..........................  $  181,828  $  196,441  $  162,568
  Management contracts.....................      70,654      51,458      32,949
                                             ----------  ----------  ----------
                                                252,482     247,899     195,517
Costs and expenses:
  Cost of parking services:
  Lease contracts..........................     159,702     172,217     144,086
  Management contracts.....................      32,643      20,817      11,144
                                             ----------  ----------  ----------
                                                192,345     193,094     155,230
  General and administrative...............      36,171      32,453      23,506
  Other special charges....................       5,178       6,852      18,050
  Depreciation and amortization............      12,635       9,343       7,435
                                             ----------  ----------  ----------
    Total costs and expenses...............     246,329     241,742     204,221
                                             ----------  ----------  ----------
Operating income (loss)....................       6,153       6,157      (8,704)
Other expenses (income):
  Interest expense.........................      24,007      21,849      15,792
  Interest income..........................        (369)       (713)     (1,251)
                                             ----------  ----------  ----------
                                                 23,638      21,136      14,541
Loss before minority interest, income taxes
 and extraordinary item....................     (17,485)    (14,979)    (23,245)
Minority interest..........................         341         468         487
Income tax expense.........................         503         752         430
                                             ----------  ----------  ----------
Loss before extraordinary item.............     (18,329)    (16,199)    (24,162)
Extraordinary item.........................         --          --        2,816
                                             ----------  ----------  ----------
Net loss...................................     (18,329)    (16,199)    (26,978)
Preferred stock dividends..................      (4,356)     (3,560)     (3,163)
Increase in fair value of common stock
 subject to put/call.......................      (1,715)        --          --
                                             ----------  ----------  ----------
Net loss attributable to common
 stockholders..............................  $  (23,860) $  (19,759) $  (30,141)
                                             ==========  ==========  ==========


                See Notes to Consolidated Financial Statements.

                               AP Holdings, Inc.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                     (In thousands, except for share data)

                           Preferred Stock    Common Stock  Advance
                          ------------------  ------------   to and    Accumulated
                                              Number        Deposits      other     Additional
                          Number of    Par      of    Par     with    Comprehensive  Paid-In   Accumulated
                           Shares     Value   Shares Value Affiliates    Income      Capital     Deficit     Total
                          ---------  -------  ------ ----- ---------- ------------- ---------- ----------- ---------
Balance (deficit) at
 January 1, 1998........   2,800.20  $25,201  7,920    $1   $    --      $   --      $ 7,871    $ (59,332) $ (26,259)
Net and comphrensive
 loss...................                                                                          (26,978)   (26,978)
Preferred stock
 dividends..............     170.54    3,163                                                       (3,163)        --
Non-cash distribution to
 affiliate..............                                                              (6,511)                 (6,511)
Contribution to capital.                                                                 728                     728
                          ---------  -------  -----   ---   -------      ------      -------    ---------  ---------
Balance (deficit) at
 December 31, 1998......   2,970.74   28,364  7,920     1        --                    2,088      (89,473)   (59,020)
Net loss................                                                                          (16,199)   (16,199)
Cumulative translation
 adjustment.............                                                    428                                  428
                                                                                                           ---------
Comprehensive loss......                                                                                     (15,771)
                                                                                                           ---------
Preferred stock
 dividends..............     395.56    3,560                                                       (3,560)        --
Advances to and deposits
 with affiliates........                                     (4,820)                                          (4,820)
Conversion of preferred
 stock to mandatorily
 redeemable preferred
 stock..................  (3,366.30) (31,924)                                                                (31,924)
                          ---------  -------  -----   ---   -------      ------      -------    ---------  ---------
Balance (deficit) at
 December 31, 1999......         --       --  7,920     1    (4,820)        428        2,088     (109,232)  (111,535)
Net loss................                                                                          (18,329)   (18,329)
Cumulative translation
 adjustment.............                                                   (802)                                (802)
                                                                                                           ---------
Comprehensive loss......                                                                                     (19,131)
                                                                                                           ---------
Preferred stock
 dividends..............                                                                           (4,356)    (4,356)
Increase in fair value
 of common stock subject
 to put/call............                                                                           (1,715)    (1,715)
Advances to and deposits
 with affiliates........                                       (433)                                            (433)
                          ---------  -------  -----   ---   -------      ------      -------    ---------  ---------
Balance (deficit) at
 December 31, 2000......                      7,920    $1   $(5,253)     $ (374)     $ 2,088    $(133,632) $(137,170)
                          =========  =======  =====   ===   =======      ======      =======    =========  =========


                See Notes to Consolidated Financial Statements.

                               AP Holdings, Inc.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                    Years Ended December 31
                                                   ----------------------------
                                                     2000      1999      1998
                                                   --------  --------  --------
Operating activities
Net loss.........................................  $(18,329) $(16,199) $(26,978)
Adjustments to reconcile net loss to net cash
 used in operations:
  Depreciation and amortization..................    12,635     9,343     7,435
  Provision for impairment of assets.............       --        --      2,600
  Interest accreted on long-term borrowings......     5,696     5,106     3,491
  Changes in operating assets and liabilities,
   net of acquisitions:
    Notes and accounts receivable................    (4,022)  (11,949)  (14,133)
    Prepaid assets...............................      (130)    1,089       477
    Other assets.................................     1,217     2,425      (816)
    Accounts payable.............................     9,790     6,802    (4,834)
    Accrued liabilities..........................   (10,074)  (12,115)   18,776
    Due from affiliates..........................       --     (2,211)   (2,399)
                                                   --------  --------  --------
Net cash used in operating activities............    (3,217)  (17,709)  (16,381)

Investing activities
Purchase of leaseholds and equipment.............    (4,684)  (10,261)   (7,691)
Purchase of leaseholds and equipment by joint
 ventures........................................      (213)     (339)     (828)
Increase in other assets.........................       --        --       (461)
Businesses acquired, net of cash acquired........       --     (3,181)  (87,045)
Proceeds from disposition of leaseholds and
 equipment.......................................       --        250       --
                                                   --------  --------  --------
Net cash used in investing activities............    (4,897)  (13,531)  (96,025)

Financing Activities
Proceeds from long-term borrowings...............     8,850    18,100   180,683
Payments on long-term borrowings.................      (588)   (1,660)  (32,298)
Proceeds from joint venture borrowings...........       --      1,281       --
Payments on joint venture borrowings.............      (736)     (558)     (530)
Payments of debt issuance costs..................      (286)     (319)   (7,588)
Redemption of redeemable preferred stock.........       --        --     (8,000)
Redemption of common stock subject to put/call
 rights..........................................       --        --     (4,000)
                                                   --------  --------  --------
Net cash provided by financing activities........     7,240    16,844   128,267
                                                   --------  --------  --------
Effect of exchange rate changes on cash and cash
 equivalents.....................................      (802)      428       --
(Decrease) increase in cash and cash equivalents.    (1,676)  (13,968)   15,861
Cash and cash equivalents at beginning of year...     5,215    19,183     3,322
                                                   --------  --------  --------
Cash and cash equivalents at end of year.........  $  3,539  $  5,215  $ 19,183
                                                   ========  ========  ========

                See Notes to Consolidated Financial Statements.

                               AP Holdings, Inc.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Years Ended December 31, 2000, 1999 and 1998
                                (In thousands)

Note A. Significant Accounting Policies

   AP Holdings, Inc. ("AP Holdings"), is a subsidiary of Steamboat Holdings, Inc. ("Steamboat"), and owns 84% of the voting stock of APCOA/Standard Parking, Inc. ("APCOA/Standard" or "the Company"), formerly known as APCOA, Inc. ("APCOA"). APCOA/Standard and its subsidiaries and affiliates manage, operate and develop parking properties throughout the United States and Canada. The Company provides on-site management services at multi-level and surface facilities in the two major markets of the parking industry: urban parking and airport parking. The Company manages approximately 1,947 parking facilities, containing approximately 1,030,000 parking spaces in over 220 cities across the United States and Canada.

   Principles of Consolidation--The consolidated financial statements include the accounts of AP Holdings, the Company, its wholly owned subsidiaries, and joint ventures in which the Company has more than 50% ownership interest. Minority interest recorded in the consolidated statement of operations is the joint venture partner's noncontrolling interest in consolidated joint ventures. Minority interest included in the consolidated balance sheets was $121 and $5 at December 31, 2000 and 1999, respectively. Investments in joint ventures where the Company has a 50% or less noncontrolling ownership interest are reported on the equity method. Investments and losses in joint ventures accounted for using the equity method in the consolidated balance sheets were $(20) and $315 at December 31, 2000 and 1999, respectively. All significant intercompany profits, transactions and balances have been eliminated in consolidation.

   Gross Customer Collections--Gross customer collections represent gross receipts collected at all leased and managed properties, including unconsolidated affiliates.

   Parking Revenue--The Company recognizes gross receipts from leased locations and management fees earned from management contract properties as parking revenue as the related services are provided. Also included in parking revenue were $1,788 in 2000, $2,116 in 1999 and $127 in 1998 from gains on sales of parking contracts in the ordinary course of business.

   Cost of Parking Services--The Company recognizes costs for leases and nonreimbursed costs from managed facilities as cost of parking services. Cost of parking services consists primarily of rent and payroll related costs.

   Advertising Costs--Advertising costs are expensed as incurred and are included in general and administrative expenses. Advertising expenses aggregated $379, $402 and $343 for 2000, 1999 and 1998, respectively.

   Cash and Cash Equivalents--Cash equivalents represent funds temporarily invested in money market instruments with maturities of one to five days. Cash equivalents are stated at cost, which approximates market value.

   Leaseholds and Equipment--Leaseholds, equipment and leasehold improvements are stated at cost. Leaseholds (cost of parking contracts) are amortized on a straight-line basis over the average contract life of 7 years. Equipment is depreciated on the straight-line basis over the estimated useful lives of approximately 5 years on average. Leasehold improvements are amortized on the straight-line basis over the terms of the respective leases or the service lives of the improvements, whichever is shorter (average of approximately 7 years). Depreciation and amortization includes (gains) losses on abandonments of leaseholds of $(2), $105 and $260 in 2000, 1999 and 1998, respectively.

   Cost in Excess of Net Assets Acquired (Goodwill)--Cost in excess of net assets acquired arising from acquisitions is amortized using the straight-line method over 40 years.

   Long Lived Assets--The Company accounts for impairment of long-lived assets, which includes goodwill, in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

   When indicators of impairment are present, the Company reviews the carrying value of long-lived assets, including goodwill, contract and lease rights, and non-compete agreements, to determine if the net book values of such assets continue to be recoverable over the remainder of the original estimated useful life. In performing this review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventful disposition. If the sum of the expected net future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized based on the estimated diminution of value. If the assets involved are to be held and used in the operations of the Company, consideration is also given to actions or remediations the Company might take in order to achieve the original estimates of cash flows.

   Intangible Assets--Legal and other costs incurred to acquire certain parking businesses and establish parking joint ventures ($489 at December 31, 2000) are being amortized on a straight-line basis over seven years, the estimated life of the underlying parking contracts. Debt issuance costs of $5,875 and $6,576 at December 31, 2000 and 1999 respectively, are amortized over the terms of the credit agreements using the straight-line method which approximates the interest method. Additionally, $3,983 and $4,720 of intangibles at December 31, 2000 and 1999 respectively, consisting primarily of a covenant not to compete (see Note B), are being amortized on a straight-line basis over the term of the respective agreements which range from 5 to 10 years.

   Financial Instruments--The carrying values of cash, accounts receivable and accounts payable are reasonable estimates of their fair value due to the short-term nature of these financial instruments. The Company's 9.25% Senior Subordinated Notes are included in the Consolidated Balance Sheet at $140,000, which represents the aggregate face value of the notes. Market value at December 31, 2000 aggregated $44,800. Other long-term debt has a carrying value that approximates fair value.

   Foreign Currency Translation--The functional currency of the Company's foreign operations is the local currency. Accordingly, assets and liabilities of the Company's foreign operations are translated from foreign currencies into U.S. dollars at the rates in effect on the balance sheet date while income and expenses are translated at the weighted-average exchange rates for the year. Adjustments resulting from the translations of foreign currency financial statements are accumulated and classified as a separate component of stockholders' deficit.

   Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

   Recent Accounting Pronouncements--In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement
133), which is required to be adopted on January 1, 2001. Statement 133 requires all derivatives to be recognized in the balance sheet as either assets or liabilities at fair value. Derivatives that are not hedges, as defined in statement 133, must be adjusted to fair value through income. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. Management believes the adoption of this statement will not have a material effect on the Company.

   Reclassifications--Certain amounts previously presented in the financial statements of prior periods have been reclassified to conform to current year presentation.

Note B. Acquisitions

   In January 1998, APCOA entered into a definitive combination agreement to acquire all of the outstanding capital stock, partnership and other equity interests of Standard Parking Corp. and certain of its affiliates ("Standard"). On March 30, 1998, APCOA acquired Standard for consideration consisting of $65,000 in cash, 16% of the common stock of APCOA outstanding as of January 15, 1998 and the assumption of certain liabilities, including a $5,000 consulting and non-compete obligation for one of the former owners of Standard, which represents the current value of the payments to be made, as determined by consulting actuaries. In addition, on March 30, 1998, APCOA paid to the Standard owners $2,822, generally representing Standard's earnings from January 1 through the date of the acquisition and Standard's cash on hand at such time. Financing of the acquisition included a contribution from AP Holdings of $40,683, in exchange for redeemable preferred stock, and other transactions as described below and in Note D.

   The acquisition was accounted for under the purchase method; accordingly, Standard's results are included in the consolidated financial statements of APCOA/Standard from March 30, 1998, the date of acquisition. Following is the final purchase price allocation, based on the estimated fair value of assets acquired and liabilities assumed.

      Cash consideration.............................................. $65,000
      5.01 shares of common stock issued, at calculated put/call
       value..........................................................   4,589
      Closing distribution to the Standard owners.....................   2,822
      Consulting and non-compete agreement with former owner..........   5,000
      Direct acquisition costs........................................   7,179
                                                                       -------
      Total purchase price............................................ $84,590
                                                                       =======
      Cash............................................................ $ 1,632
      Notes and accounts receivable...................................     318
      Prepaid expenses................................................     180
      Leaseholds and equipment........................................   7,971
      Consulting and non-compete agreement............................   5,000
      Cost in excess of net assets acquired...........................  77,557
      Other assets....................................................     415
      Accounts payable and accrued expenses...........................  (3,855)
      Other costs and liabilities.....................................  (4,628)
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

                                                                         1998
                                                                       --------
      Net revenue..................................................... $210,075
      Loss before extraordinary item..................................  (19,697)

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

   On April 1, 1999, the Company acquired the assets of Pacific Rim Parking, Inc. ("Pacific Rim") in Los Angeles for $750 in cash and up to $750 in non-interest bearing notes payable over five years. On May 1, 1999 the Company acquired various contracts of System Parking Inc. in Atlanta for $250 in cash. Effective as of July 1, 1999 the Company acquired all of the outstanding stock of Universal Park Holdings, Inc., operating under the names U-Park and Select Valet Parking, in Vancouver B.C. for $1,610 plus a multiple of EBITDA on a future earnout as defined in the agreement.

   All of these acquisitions have been accounted for under the purchase method and their operating results have been included in the consolidated results since their respective date of acquisition. The historical operating results of the businesses prior to acquisition were not material relative to the consolidated results of APCOA/Standard.

Note C. Other special charges

   Included in "other special charges" in the accompanying consolidated statement of operations for the years ended December 31, 2000, 1999 and 1998 are the following (expenses are cash unless otherwise stated):

                                                              December 31,
                                                          ---------------------
                                                           2000   1999   1998
                                                          ------ ------ -------
      Employee severance costs........................... $2,475 $1,607 $ 6,900
      Employee relocation costs..........................    --     --    5,000
      Increase in insurance reserves.....................    895    --    2,600
      Impairment and abandonment of assets that will no
       longer be used (non-cash expense).................    --     --    2,600
      Incremental integration costs and other............  1,265  3,070     950
      Costs associated with terminated transactions......    543  2,175     --
                                                          ------ ------ -------
          Total other special charges.................... $5,178 $6,852 $18,050
                                                          ====== ====== =======

Supplemental Disclosure--Other Special Charges

                                                              December 31,
                                                         ----------------------
                                                          2000   1999    1998
                                                         ------ ------- -------
      Accrued at beginning of year...................... $2,024 $ 6,163 $   --
      Provision for other special charges...............  5,178   6,852  18,050
      Paid during year..................................  4,208  10,991  11,887
                                                         ------ ------- -------
      Accrued at end of year............................ $2,994 $ 2,024 $ 6,163
                                                         ====== ======= =======

   In 1998, the employee severance costs consist of cash compensation and related expenses to 54 people for whom employment was terminated. The employee relocation costs are in connection with the relocation and consolidation of the headquarters of the Company, the relocation of two major field offices, moving Cleveland headquarters staff members to Chicago and other relocations within the field organization. The $2,600 increase in insurance reserves results from a buyout of the insurance program of APCOA in connection with the combination of APCOA and Standard insurance programs. The impairment and abandonment of assets that will no longer be used consists of the write-off of $2,600 of capitalized costs and leasehold improvements. Incremental integration costs and other, relate primarily to actions to facilitate the accounting system consolidation.

   In 1999, the employee severance costs relate primarily to a provision for key management severance. The integration costs relate primarily to actions to facilitate the accounting system consolidation and activities to realign and centralize administrative and other support functions. The costs associated with terminated transactions relate to expenses incurred for acquisition activity that was terminated, including costs to a former APCOA/Standard executive.

   In 2000, the employee severance costs relate to a provision for key management severance of $1,400 and cash compensation and related expenses for other employees for whom employment was terminated of $1,075. The costs associated with the insurance program relate to retroactive prior period premium adjustments of $895. The costs associated with incremental integration costs and other include $294 for settlement costs and outside accounting firm costs related to the combination with Standard, $235 for closure of administrative office, and $736 for a provision related primarily to estimated settlements on disputed receivables. The costs associated with terminated transactions relate to expenses incurred for acquisition activity that was terminated.

Note D. Borrowing Arrangements

   Long-term borrowings consist of:

                                        Interest
                                        Rate(s)     Due Date     2000     1999
                                      ------------ ----------- -------- --------
     Senior Subordinated Notes.......        9.25% March, 2008 $140,000 $140,000
     Senior Discount Notes...........       11.25% March, 2008   54,976   49,280
     Senior Credit Facility..........      Various  July, 2002   26,950   18,100
     Joint venture debentures........ 11.00-15.00%     Various    5,118    5,854
     Capital leases and other........      Various     Various    2,928    3,515
                                                               -------- --------
                                                                229,972  216,749
   Less current portion..............                             1,406    1,328
                                                               -------- --------
                                                               $228,566 $215,421
                                                               ======== ========

   APCOA/Standard's 9.25% Senior Subordinated Notes (the "Notes"), were issued in September of 1998 and are due in March of 2008. The Notes are registered with the Securities and Exchange Commission. The issuance was exchanged for unregistered notes with substantially identical terms, which had been issued earlier in 1998 to finance the acquisition of Standard and retire certain existing indebtedness, and for general working capital purposes.

   AP Holdings' 11.25% Senior Discount Notes were issued in September of 1998 and are due in March of 2008. The Discount Notes are registered with the Securities and Exchange Commission. The issuance was exchanged for unregistered notes with substantially identical terms, which had been issued earlier in 1998 to finance the purchase of new preferred stock of the Company.

   The Company's Senior Credit Facility (the "Facility") provides cash borrowings up to $40 million with sublimits for Letters of Credit up to $10.0 million, at variable rates based, at the Company's option, either on LIBOR, the overnight federal funds rate, or the bank's base rate. From time to time the Company utilizes the Facility to provide readily-accessible cash for working capital purposes. The Facility includes covenants that limit the Company from incurring additional indebtedness, issuing preferred stock or paying dividends, and contains certain other restrictions. At December 31, 2000, the Company had $.3 million of letters of credit outstanding under the Facility and borrowings against the Facility aggregated $27.0 million. The Facility was amended on March 30, 2000, with the principal changes to the agreement providing for revisions to interest rates charged on borrowings and certain financial covenants. The Facility was amended on May 12, 2000, with the principal change to the agreement relating to the definition of a change in control. The Facility was amended on November 14, 2000, with the principal changes to the agreement providing for revisions to interest rates, charges on borrowings and certain financial covenants. As of December 31, 2000, the Company was in compliance with the covenants contained in the Senior Credit Facility or has obtained the necessary waivers on or before March 30, 2001. The Facility was amended on March 30, 2001 with the principal changes to the agreement providing for revisions to interest rate charges on borrowings, certain financial covenants, a change to restore the original borrowing limits, and a change in the expiration date from March 30, 2004 to July 1, 2002.

   The Notes, Senior Discount Notes, and Facility contain covenants that limit AP Holdings and APCOA/Standard from incurring additional indebtedness and issuing preferred stock, restrict dividend payments, limit transactions with affiliates and restrict certain other transactions. Substantially all of AP Holdings APCOA/Standard's net assets are restricted under these provisions and covenants (See Note J).

   Consolidated joint ventures have entered into four agreements for stand-alone development projects providing nonrecourse funding. These joint venture debentures are collateralized by the specific contracts that were funded and approximate the net book value of the related assets.

   The Company has entered into capital leases and various financing agreements, which were used for the purchase of equipment.

   The Company paid interest of $18,133; $15,778 and $8,572 in 2000, 1999, and 1998, respectively.

   The aggregate maturities of borrowings outstanding at December 31, 2000 are as follows:

      2000............................................................. $  1,406
      2001.............................................................   28,351
      2002.............................................................    1,038
      2003.............................................................      882
      2004.............................................................      919
      2005 and thereafter..............................................  197,376
                                                                        --------
                                                                        $229,972
                                                                        ========

Note E. Income Taxes

   AP Holdings is included in the consolidated federal income tax return filed with its affiliates and has a tax sharing agreement with the affiliates. AP Holdings's income tax provision is determined on a separate return basis. Income tax expense consists of foreign, state and local taxes.

   At December 31, 2000, AP Holdings has net operating loss carryforwards of $83,835 for income tax purposes that expire in years 2004 through 2020.

   A reconciliation of AP Holdings' reported income tax expense to the amount computed by multiplying loss before income taxes by the effective federal income tax rate is as follows, for the years ended December 31,:

                                                        2000     1999    1998
                                                       -------  ------  -------
      Statutory benefit............................... $(6,001) (5,252)  (8,826)
      Change in valuation allowance...................   6,001   5,252    8,826
      Foreign, state and local income taxes...........     503     752      430
                                                       -------  ------  -------
      Income tax expense.............................. $   503  $  752  $   430
                                                       =======  ======  =======

   Significant components of the provision for income taxes attributable to continuing operations are as follows:

                                                                  2000 1999 1998
                                                                  ---- ---- ----
      Current:
        Foreign.................................................. $242 $462 $139
        State....................................................  261  290  291
                                                                  ---- ---- ----
          Total current..........................................  503  752  430
                                                                  ---- ---- ----
      Deferred:
        Foreign..................................................  --   --   --
        State....................................................  --   --   --
                                                                  ---- ---- ----
          Total deferred.........................................  --   --   --
                                                                  ---- ---- ----
      Income tax expense......................................... $503 $752 $430
                                                                  ==== ==== ====

   Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Company's deferred tax assets and liabilities as of December 31, 2000 and 1999 are as follows:

                                                               2000      1999
                                                             --------  --------
      Net operating loss carryforwards...................... $ 32,696  $ 25,215
      Accrued compensation..................................    2,256     2,569
      Other, net............................................    1,664     1,589
                                                             --------  --------
                                                               36,616    29,373
      Book over tax depreciation and amortization...........   (1,329)   (1,124)
                                                             --------  --------
                                                               35,287    28,249
      Less: valuation allowance for deferred tax assets.....  (35,287)  (28,249)
                                                             --------  --------
      Net deferred tax assets............................... $    --   $    --
                                                             ========  ========

   For financial reporting purposes, a valuation allowance for deferred tax assets will continue to be recorded until realization is more likely than not. Taxes paid were $320, $679 and $331 in 2000, 1999 and 1998, respectively.

Note F. Benefit Plans

   The Company offers deferred compensation arrangements for certain key executives and sponsors an employees' savings and retirement plan in which certain employees are eligible to participate. Subject to their continued employment by the Company, employees offered supplemental pension arrangements will receive a defined monthly benefit upon attaining age 65. At December 31, 2000 and 1999, the Company has accrued $2,740 and $3,890, respectively, representing the present value of the future benefit payments. Participants in the savings and retirement plan may elect to contribute a portion of their compensation to the plan. The Company, in turn, contributes an amount in cash or other property as required by the plan. Expenses related to these plans amounted to $985, $750 and $663 in 2000, 1999 and 1998, respectively.

   The Company also contributes to two multi-employer defined contribution and nine multi-employer defined benefit plans which cover certain union employees. Expenses related to these plans were $583, $815 and $732 in 2000, 1999 and 1998, respectively.

Note G. Leases

   The Company operates parking facilities under operating leases expiring on various dates, generally prior to the year 2012. Certain of the leases contain options to renew at the Company's discretion.

   At December 31, 2000, the Company was committed to install in future years, at an estimated cost of $821, certain capital improvements at leased facilities.

   Future annual rent expense is not determinable due to the application of percentage factors based on revenues. At December 31, 2000, the Company's minimum rental commitments, excluding contingent rent provisions under all non-cancelable leases with remaining terms of more than one year, are as follows:

      2001............................................................. $ 27,356
      2002.............................................................   24,981
      2003.............................................................   16,569
      2004.............................................................   12,872
      2005.............................................................    8,639
      2006 and thereafter..............................................   40,507
                                                                        --------
                                                                        $130,924
                                                                        ========

   Rent expense, including percentage rents, was $124,900, $133,962 and $105,452 in 2000, 1999 and 1998, respectively.

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

  (b) Each of the outstanding shares of common stock (7,920 shares) was converted to shares of Class B Common Stock and 8,800 shares of Class B Common Stock were authorized. Each share issued will have ten votes. The previously issued common shares were reclassified as Class B. each Class B share is convertible into one Class A share at any time.

  (c) Twenty three thousand shares of Preferred Stock, par value $.01 per share, were authorized. Nine thousand shares were designated as Series A Cumulative Preferred Stock. Each Series A share is convertible into
      1.04762 shares of Class A Common Stock. Dividends are payable quarterly at 13%. The preferred shares are mandatorily redeemable on December 31, 2008 at a redemption price of $9 thousand per share, plus accrued and unpaid dividends.

Note I. Contingency and Related Party Transactions

   As previously disclosed in Item 3 of AP Holdings' Form 10-Q and APCOA/Standard's Form 10-Q for the quarter ended September 30, 2000, the bankruptcy filing of AmeriServe Food Distribution, Inc. on January 31, 2000, was a default under certain debt instruments of Holberg. As a result of such defaults, the creditors of Holberg could have taken control of Holberg or AP Holdings, APCOA's parent. A change in control of Holberg or AP Holdings would also constitute a change in control of APCOA/Standard under APCOA/Standard's debt instrument and of AP Holdings under its bond indenture.

   On March 5, 2001, Holberg restructured certain of its debt and eliminated the defaults thereunder, thereby eliminating the possibility of a change of control of AP Holdings under its bond indenture or the possibility of a change in control of APCOA/Standard under the APCOA/Standard debt instruments as a result of such defaults.

   Due from affiliates includes a $6,727 receivable from AP Holdings and amounts due from Holberg of $3,052 as the result of various transactions between the Company and Holberg including net cash transferred and reimbursement of certain expenses paid by APCOA/Standard on AP Holdings behalf. Interest is recorded on amounts due based on current investment rates of return.

   The Company is subject to various claims and legal proceedings which consist principally of lease and contract disputes and includes litigation with The County of Wayne relating to the management of parking facilities at the Detroit Metropolitan Airport. These claims and legal proceedings are considered ordinary, routine, and incidental to the Company's business, and in the opinion of management, the ultimate liability with respect to these proceedings and claims will not materially affect the financial position, operations, or liquidity of the Company.

   Until January 1999, the Company participated in a master insurance program with Holberg which served to reduce the insurance costs of the combined group. In connection with the insurance program, during 1998 the Company placed $2,200 on deposit with a Holberg affiliate for insurance collateral purposes.

   Due to the current financial situation of Holberg and indirectly AP Holdings, the Company has reclassified the $6,727 of advances to and deposits with these affiliates from a long-term asset to stockholders' deficit. Such reclassification was made due to uncertainty regarding the ability of the affiliates to repay such amounts without potentially receiving distributions from the Company.

   On December 31, 2000, the Company entered into an agreement to sell, at fair market value, certain contract assets to D & E Parking, Inc. ("D & E"), a California corporation, in which certain officers of the Company have an interest. The Company recorded a gain of $1 million from this transaction in 2000. The Company will continue to operate the parking facilities and receive management fees and reimbursement for support services in connection with the operation of the parking facilities.

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

Note J. Subsidiary Guarantors

   All of the Company's direct or indirect wholly owned domestic subsidiaries, including Standard, other than inactive subsidiaries, fully, unconditionally, jointly and severally guarantee the Senior Subordinated Notes discussed in Note D. Separate financial statements of the guarantor subsidiaries are not separately presented because, in the opinion of management, such financial statements are not material to investors. The non-guarantor subsidiaries include joint ventures, wholly owned subsidiaries of the Company organized under the laws of foreign jurisdictions and inactive subsidiaries, all of which are included in the consolidated financial.

                                                    Non-
                          APCOA/    Guarantor    Guarantor
                         Standard  Subsidiaries Subsidiaries Elimination   Total
                         --------  ------------ ------------ ----------- ---------
2000
Balance Sheet Data:
  Cash and cash
   equivalents.......... $   (593)   $     76     $ 4,056     $    --    $   3,539
  Notes and accounts
   receivable...........   50,972      (7,529)      3,383          --       46,826
  Current assets........   50,792      (6,264)      7,612          --       52,140
  Leaseholds and
   equipment, net.......   15,693       7,395       5,404          --       28,492
  Cost in excess of net
   assets acquired, net.   19,062      90,673       3,558          --      113,293
  Investment in
   subsidiaries.........   93,211         --          --       (93,211)        --
  Total assets..........  187,446      96,818      17,288      (93,211)    208,341
  Accounts payable......   21,744      10,172       3,163          --       35,079
  Current liabilities...   46,328       8,938       8,815          --       64,081
  Long-term borrowings,
   excluding current
   portion..............  169,305         175       4,110          --      173,590
  Redeemable preferred
   stock................   54,976         --          --           --       54,976
  Common stock subject
   to put/call rights...    6,304         --          --           --        6,304
  Total stockholders'
   equity (deficit).....  (94,942)     83,504       3,918      (93,211)   (100,731)
  Total liabilities and
   stockholders' equity
   (deficit)............  187,446      96,818      17,288      (93,211)    208,341
Income Statement Data:
  Parking services
   revenue.............. $128,553    $ 92,336     $31,593          --    $ 252,482
  Gross profit..........   36,081      17,762       6,294          --       60,137
  Other special charges.    4,636         --          --           --        4,636
  Depreciation and
   amortization.........    6,249       5,155       1,231          --       12,635
  Operating income
   (loss)...............   20,975     (18,970)      4,740          --        6,745
  Interest expense
   (income), net........   16,858         (84)        608          --       17,382
  Equity in earnings of
   subsidiaries.........  (15,243)        --          --        15,243         --
  Net income (loss).....  (11,481)    (18,887)      3,644       15,243     (11,481)
Cash Flows Data:
  Net cash provided by
   (used in) operating
   activities........... $ (5,332)   $ (1,471)    $ 3,586          --    $  (3,217)
Investing activities:
  Purchase of leaseholds
   and equipment........   (4,268)       (416)        --           --       (4,684)
  Purchase of leaseholds
   and equipment by
   joint venture........      --          --         (213)         --         (213)
  Net cash used in
   investing activities.   (4,268)       (416)       (213)         --       (4,897)
Financing activities:
  Proceeds from long-
   term borrowings......    8,850         --          --           --        8,850
  Payments on long-term
   borrowings...........     (874)        --          --           --         (874)
  Payments on joint
   venture borrowings...     (736)        --          --           --         (736)
  Net cash provided by
   financing activities.    7,240         --          --           --        7,240
  Effect of exchange
   rate changes.........     (802)        --          --           --         (802)

                                                    Non-
                          APCOA/    Guarantor    Guarantor
                         Standard  Subsidiaries Subsidiaries Elimination  Total
                         --------  ------------ ------------ ----------- --------
1999
Balance Sheet Data:
  Cash and cash
   equivalents.......... $  2,569    $  1,963     $   683     $    --    $  5,215
  Notes and accounts
   receivable...........   34,973       2,606       5,136          --      42,715
  Current assets........   39,130       4,608       5,837          --      49,575
  Leaseholds and
   equipment, net.......   17,204       9,263       6,192          --      32,659
  Cost in excess of net
   assets acquired, net.   19,536      92,590       2,797          --     114,923
  Investment in
   subsidiaries.........  102,639         --          --      (102,639)       --
  Total assets..........  187,655     112,225      16,029     (102,639)   213,270
  Accounts payable......   15,860       5,962       3,467          --      25,289
  Current liabilities...   41,423      10,439       9,893          --      61,755
  Long-term borrowings,
   excluding current
   portion..............  160,667         371       5,103          --     166,141
  Redeemable preferred
   stock................   49,280         --          --           --      49,280
  Common stock subject
   to put/call rights...    4,589         --          --           --       4,589
  Total stockholders'
   equity (deficit).....  (76,402)     98,889         541     (102,639)   (79,611)
  Total liabilities and
   stockholders' equity.  187,655     112,225      16,029     (102,639)   213,270
Income Statement Data:
  Parking service
   revenue.............. $107,555    $ 99,551     $40,793          --    $247,899
  Gross profit..........   25,149      24,278       5,378          --      54,805
  Other special charges.    5,577         --          --           --       5,577
  Depreciation and
   amortization.........    4,492       3,828       1,023          --       9,343
  Operating income
   (loss)...............   10,839      (7,219)      3,812          --       7,432
  Interest expense
   (income) net.........   15,225         (86)        545          --      15,684
  Equity in earnings of
   subsidiaries.........   (4,700)        --          --         4,700        --
  Operating income
   (loss)...............   (9,472)     (7,133)      2,433        4,700     (9,472)
  Interest expense
   (income) net.........
  Net cash used in
   operating activities.  (15,769)     (1,740)       (200)         --     (17,709)
Investing activities:
  Purchase of leaseholds
   and equipment........   (7,126)     (3,135)        --           --     (10,261)
  Purchase of leaseholds
   and equipment JV.....      --          --         (339)         --        (339)
  Businesses acquired...   (3,181)        --          --           --      (3,181)
  Other.................      250         --          --           --         250
Net cash used in
 investing activities...   (9,718)     (3,474)       (339)         --     (13,531)
Financing activities:
  Proceeds from long-
   term borrowings......   18,100         --          --           --      18,100
  Payments on long-term
   borrowings...........   (1,660)        --          --           --      (1,660)
  Proceeds from joint
   venture borrowings...    1,281                                           1,281
  Payments on joint
   venture borrowings...     (558)                                           (558)
  Payments of debt
   issuance costs.......     (319)        --          --           --        (319)
Net cash provided by
 financing activities      16,844         --          --           --      16,844
Effect of exchange rate
 changes................      428         --          --           --         428

                                                    Non-
                          APCOA/    Guarantor    Guarantor
                         Standard  Subsidiaries Subsidiaries Elimination  Total
                         --------  ------------ ------------ ----------- --------
1998
Balance Sheet Data:
  Cash and cash
   equivalents.......... $ 10,784    $  7,177     $ 1,222     $    --    $ 19,183
  Notes and accounts
   receivable...........   27,406       3,657       1,576          --      32,639
  Current assets........   38,886      11,968       3,774          --      54,628
  Leaseholds and
   equipment, net.......   12,129      10,086       5,403          --      27,618
  Cost in excess of net
   assets acquired, net.   18,966      88,961         814          --     108,741
  Investment in
   subsidiaries.........  107,293         --          --      (107,293)       --
  Total assets..........  193,411     118,881      11,770     (107,293)   216,769
  Accounts payable......   11,235       6,390         559          --      18,184
  Current liabilities...   40,757      16,022       6,968          --      63,747
  Long-term borrowings,
   excluding current
   portion..............  142,716         277       4,499          --     147,492
  Redeemable preferred
   stock................   44,174         --          --           --      44,174
  Common stock subject
   to put/call rights...    4,589         --          --           --       4,589
  Total stockholders'
   equity (deficit).....  (48,710)    101,544        (449)    (107,293)   (54,908)
  Total liabilities and
   stockholders' equity.  193,411     118,881      11,770     (107,293)   216,769
Income Statement Data:
  Parking revenue....... $ 82,764    $ 76,087     $36,666     $    --    $195,517
  Gross profit..........   20,034      18,173       2,080          --      40,287
  Other special charges.   18,050         --          --           --      18,050
  Depreciation and
   amortization.........    3,533       2,955         947          --       7,435
  Operating income
   (loss)...............   (9,782)        807         271          --      (8,704)
  Interest expense
   (income), net........   10,311         (12)        639          --      10,938
  Equity in earnings of
   subsidiaries.........      (46)        --          --            46        --
  Net income (loss).....  (23,375)        809        (855)          46    (23,375)
Cash Flows Data:
  Net cash provided by
   (used in) operating
   activities........... $(25,729)   $  3,816     $ 1,532     $    --    $(20,381)
Investing activities:
  Purchase of leaseholds
   and equipment........   (5,387)     (1,476)       (828)         --      (7,691)
  Purchases of
   leaseholds and other
   equipment JV.........      --          --         (828)         --        (828)
  Businesses acquired...  (90,863)      3,818         --           --     (87,045)
  Other.................     (461)        --          --           --        (461)
Net cash provided by
 (used in) investing
 activities.............  (96,711)      2,342      (1,656)         --     (96,025)
Financing activities:
  Proceeds from long-
   term borrowings......  140,000         --          --           --     140,000
  Payments on long-term
   borrowings...........  (32,298)        --         (530)         --     (32,828)
  Payments of debt
   issuance costs.......   (7,588)        --          --           --      (7,588)
  Proceeds from issuance
   of preferred stock...   40,683         --          --           --      40,683
  Redemption of
   redeemable preferred
   stock................   (8,000)        --          --           --      (8,000)
Net cash provided by
 (used in) financing
 activities.............  132,797         --         (530)         --     132,267

Note K. Legal Proceedings

   The Company is subject to various claims and legal proceedings which consist principally of lease and contract disputes and includes litigation with The County of Wayne relating to the management of parking lots at the Detroit Metropolitan Airport. These claims and legal proceedings are considered ordinary, routine, and incidental to the Company's business, and in the opinion of management, the ultimate liability with respect to these proceedings and claims will not materially affect the financial position, operations, or liquidity of the Company.

Note L. Quarterly Results (Unaudited)

   The following tables contain selected unaudited Statement of Operations information for each quarter of 2000 and 1999. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                                              Year Ended December 31, 2000
                                             ----------------------------------
                                             Fourth    Third   Second    First
                                             Quarter  Quarter  Quarter  Quarter
                                             -------  -------  -------  -------
      Revenue............................... $64,207  $63,117  $62,067  $63,091
      Gross Profit..........................  15,461   15,137   15,376   14,163
      Net Loss..............................  (8,186)  (3,867)  (2,774)  (3,502)

                                              Year Ended December 31, 1999
                                             ----------------------------------
                                             Fourth    Third   Second    First
                                             Quarter  Quarter  Quarter  Quarter
                                             -------  -------  -------  -------
      Revenue............................... $63,924  $60,276  $62,830  $60,869
      Gross Profit..........................  13,425   14,735   13,675   12,970
      Net Loss.............................. (10,455)  (2,415)  (2,110)  (1,219)

                               AP Holdings, Inc.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                              Additions
                                    ------------------------------
                                    Charged
                                       to    Charged
                         Balance at  Costs      To                               Balance at
                         Beginning    and     Other   Acquisitions                 End of
                          of Year   Expenses Accounts   Balance    Deductions(1)    Year
                         ---------- -------- -------- ------------ ------------- ----------
Year ended December 31,
 1998:
  Deducted from asset
   accounts Allowance
   for doubtful
   accounts............    $  443     $317     $--       $1,000        $ (17)      $1,743
Year ended December 31,
 1999:
  Deducted from asset
   accounts Allowance
   for doubtful
   accounts............     1,743      873      --          --          (315)       2,301
Year ended December 31,
 2000:
  Deducted from asset
   accounts Allowance
   for doubtful
   accounts............     2,301      --       482         --          (727)       2,056

- --------
(1) Represents uncollectible account written off, net of recoveries.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AP Holdings, Inc.

                                          By: _________________________________

                                          Title: Director and Chairman,
                                                 President, Chief Executive
                                                 Officer

                                          Date: _______________________________

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                Name                             Title                    Date
                ----                             -----                    ----

                                     Director and Chairman,          March 30, 2001
____________________________________  President, Chief Executive
           John V. Holten             Officer
                                      (Principal Executive
                                      Officer)

                                     Treasurer (Principal            March 30, 2001
____________________________________  Financial and Accounting
          G. Marc Baumann             Officer)

                                     Assistant Secretary and         March 30, 2001
____________________________________  Director
        Gunnar E. Klintberg

                                     Attorney-in-Fact                March 30, 2001
____________________________________
          Robert N. Sacks

                               INDEX TO EXHIBITS

                                                                   Sequentially
     Exhibit                                                         Numbered
     Number                      Description                           Page
     -------                     -----------                       ------------
       1.1   Purchase Agreement, by and among AP Holdings and
             Donaldson, Lufkin & Jenrette Securities
             Corporation, dated as of March 25, 1998
             (incorporated by reference to Exhibit 1.1 to the
             Registrant's Registration Statement Form S-4 No.
             333-50433 filed April 17, 1998, August 11, 1998 and
             August 14, 1998, (the "Registration Statement"))

       2.1   Combination Agreement, dated as of January 15,
             1998, by and between APCOA, Inc. and the Standard
             Owners (incorporated by reference to Exhibit 2.1 to the Registration Statement)

       3.1   Restated Certificate of Incorporation of AP
             Holdings (incorporated by reference to Exhibit 3.1 to the Registration Statement)

       3.2 By-Laws of AP Holdings (incorporated by reference to Exhibit 3.2 to the Registration Statement)

       3.3 Amended and Restated By-Laws of the Company dated as of December 29, 2000

       4.1 Indenture, dated as of March 30, 1998, by and among AP Holdings and State Street Bank and Trust
             Company, with respect to the New Notes
             (incorporated by reference to Exhibit 4.1 to the Registration Statement)

       4.2   Form of New Note (included as Exhibit A to Exhibit
             4.1)

       4.3 Form of New Note Guarantee (included as Exhibit D to Exhibit 4.1)

       4.4 Supplemental Indenture, dated as January 12, 1999 by and among the Company, the Subsidiary Guarantors and State Street Bank and Trust Company
             (incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K filed for
             December 31, 1998)
       4.5   Supplemental Indenture, dated as of September 21,
             1998, among Virginia Parking Service, Inc., the
             Company, and State Street Bank and Trust Company
             (incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K filed for
             December 31, 1998)
       4.6 Supplemental Indenture, dated as of July 6, 1998, among S&S Parking, Century Parking, Inc. and Sentry
             Parking Corporation, the Company, and State Street
             Bank and Trust Company (incorporated by reference to Exhibit 4.6 to the Company's Annual Report on
             Form 10-K filed for December 31, 1998)
       4.7   First Amendment to Senior Credit Facility dated
             November 12, 1999 by and among the Company, the Lenders, and N.A. Bank One as agent for Lenders.
             (incorporated by reference to Exhibit 4.7 to the Company's September 30, 1999 Form 10-Q)

       4.8 Second Amendment to the Senior Credit Facility dated March 30, 2000 by and among the Company, the Lenders and Bank One N.A., as agent for the Lenders
             (incorporated by reference to Exhibit 4.8 to the Company's May 12, 2000 Form 10-Q)
       4.9   Third Amendment to the Senior Credit Facility dated
             May 12, 2000 by and among the Company, the Lenders and Bank One N.A., as agent for the Lenders
             (incorporated by reference to Exhibit 4.9 of the Company's August 9, 2000 Form 10-Q)

                                                                   Sequentially
     Exhibit                                                         Numbered
     Number                      Description                           Page
     -------                     -----------                       ------------
       4.10  Fourth Amendment to the Senior Credit Facility
             dated November 14, 2000 by and among the Company,
             the Lenders and Bank One, N.A., as agent for the
             Lenders (incorporated by reference to Exhibit 4.10
             to the Company's September 30, 2000 Form 10-Q)

       4.11  Fifth Amendment to the Senior Credit Facility dated
             March 30, 2001 by and among the Company, the Lenders and Bank One, N.A., as agent for the Lenders

      10.1   Registration Rights Agreement, dated as of March
             30, 1998, by and among the Company, the Subsidiary
             Guarantors, Donaldson, Lufkin & Jenrette Securities
             Corporation and First Chicago Capital Markets, Inc.
             (incorporated by reference to Exhibit 10.1 to the Registration Statement)

      10.2 Credit Agreement, dated as of March 30, 1998, by and among the Company, The First National Bank of
             Chicago, as Agent and Lender, and the Other
             Financial Institutions party Thereto (incorporated by reference to Exhibit 10.2 to the Registration
             Statement)

      10.3   Stockholders' Agreement, dated as of March 30,
             1998, by and among Dosher Partners, L.P., SP
             Associates, Holberg, AP Holdings and the Company
             (incorporated by reference to Exhibit 10.3 to the Registration Statement)

      10.4 Stockholders Agreement, dated as of April 14, 1989, by and among AP Holdings, Holberg, and each member of the Management of the Company who is a stockholder of AP Holdings (incorporated by reference to Exhibit 10.4 to the Registration
             Statement)

      10.5 Tax Sharing Agreement, dated as of April 28, 1989, as Amended as of March 30, 1998, by and among Holberg, AP Holdings and the Company (incorporated by reference to Exhibit 10.5 to the Registration
             Statement)

      10.6   Employment Agreement between the Company and Myron
             C. Warshauer (incorporated by reference to Exhibit
             10.6 to the Registration Statement)

      10.7   Employment Agreement between the Company and G.
             Walter Stuelpe, Jr. (incorporated by reference to
             Exhibit 10.7 to the Registration Statement)

      10.8 Executive Transition Agreement between the Company and James V. LaRocco, Jr. (incorporated by reference to Exhibit 10.8 to the Registration
             Statement)

      10.9 Exhibits Transition Employment Agreement between the Company and James V. LaRocco, Jr. (incorporated by reference to Exhibit 10.8 to the Registration
             Statement)

      10.10  Employment Agreement between the Company and
             Michael K. Wolf (incorporated by reference to
             Exhibit 10.12 to the Registration Statement)

      10.11 Deferred Compensation Agreement between the Company and Michael K. Wolf (incorporated by reference to Exhibit 10.13 to the Registration Statement)

      10.12  Employment Agreement between the Company and
             Michael K. Wolf (incorporated by reference to
             Exhibit 10.12 to the Registration Statement)

                                                                   Sequentially
     Exhibit                                                         Numbered
     Number                      Description                           Page
     -------                     -----------                       ------------
      10.13  Deferred Compensation Agreement between the Company and Michael K. Wolf (incorporated by reference to
             Exhibit 10.13 to the Registration Statement)

      10.14  Company Retirement Plan for Key Executive Officers
             (incorporated by reference to Exhibit 10.14 to the Registration Statement)

      10.15  Consulting Agreement between the Company and Sidney
             Warshauer (incorporated by reference to Exhibit
             10.1 to the Registration Statement)

      10.17  Consent and Joinder to Stockholders' Agreement
             dated as of October 1, 1998 by and among the
             Company, Dosher Partners, L.P., SP Associates,
             Holberg, AP Holdings and Waverly (incorporated by
             reference to Exhibit 10.17 to the Company's Annual
             Report on Form 10-K filed for December 31, 1998)
      10.18  Employment Agreement between the Company and James
             A. Wilhelm (incorporated by reference to Exhibit
             10.18 to the Company's Annual Report on Form 10-K
             filed for December 30, 1999)
      10.19  Employment Agreement between the Company and Steven
             Warshauer (incorporated by reference to Exhibit
             10.18 to the Company's Annual Report on Form 10-K
             filed for December 30, 1999)
      10.20  Settlement Agreement and Release between the
             Company and C. Walter Stuelpe, Jr. (incorporated by
             reference to Exhibit 10.18 to the Company's Annual
             Report on Form 10-K filed for December 30, 1999)
      10.21  Employment Agreement between the Company and James
             V. LaRocco dated January 1, 2000
      10.22  Second Amendment to Employment Agreement between
             the Company and Michael K. Wolf dated December 6,
             2000
      10.23  Employment Agreement between the Company and
             Michael J. Celebrezze (incorporated by reference to
             Exhibit 10.11 to the Registration Statement)
      10.24  Employment Agreement between the Company and
             Douglas R. Warshauer dated March 26, 1998

      10.25  Amendment to Employment Agreement between the
             Company and Douglas R. Warshauer dated August 18,
             2000

      21.1 Subsidiaries of AP Holdings (incorporated by reference to Exhibit 21.1 to the Registration
             Statement)

      25.1   Statement of Eligibility and Qualification of
             Trustee on Form T-1 of State Street Bank and Trust
             Company under the Trust Indenture Act of 1939
             (incorporated by reference to Exhibit 25.1 to the Registration Statement)

   (b) Reports on Form 8-K.

   On March 5, 2001 the Company filed a Form 8-K under Item 5.