Form 10-Q
period 2001-03-31
AP HOLDINGS INC
filed 2001-05-10
CIK 835928

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                              --------------------


                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

                      Commission file number:  333-50433


                              --------------------


                               AP HOLDINGS, INC.
            (Exact Name of Registrant as Specified in Its Charter)


                Delaware                               06-1269403
    (State or Other Jurisdiction of                 (I.R.S. Employer
     Incorporation or Organization)                Identification No.)


        900 N. Michigan Avenue                       (312) 274-2000
     Chicago, Illinois  60611-1542           (Registrant's Telephone Number,
    (Address of Principal Executive               Including Area Code)
      Offices, Including Zip Code)


Former name, address and fiscal year, if changed since last report:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES  X    NO
                                         ---      ---


================================================================================

                               AP HOLDINGS, INC.
                                FORM 10-Q INDEX

                         Part I. Financial Information

Item 1.   Financial Statements (Unaudited):

          Condensed Consolidated Balance Sheets as of March 31, 2001 and
          December 31, 2000................................................... 3

          Condensed Consolidated Statements of Operations for the three months ended March 31, 2001 and March 31, 2000............................. 4

          Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and March 31, 2000............................. 5

          Notes to Condensed Consolidated Financial Statements................ 6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations............................................... 9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..........12

                          Part II. Other Information

Item 1.   Legal Proceedings...................................................12

Item 2.   Changes in Securities and Use of Proceeds...........................12

Item 3.   Defaults upon Senior Securities.....................................12

Item 4.   Submission of Matters to a Vote of Security Holders.................12

Item 5.   Other Information...................................................12

Item 6.   Exhibits and Reports on Form 8-K....................................13

Signatures....................................................................14

Index to Exhibits.............................................................15

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements


                               AP HOLDINGS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except for share data)

                                                                                March 31, 2001            December 31, 2000
                                 ASSETS                                         --------------            -----------------
                                 ------                                          (Unaudited)                 (see Note)
Current assets:
 Cash and cash equivalents...............................................         $   9,662                   $   3,539
 Notes and accounts receivable, net......................................            45,307                      46,737
 Prepaid expenses and supplies...........................................             2,188                       1,775
                                                                                  ---------                   ---------
  Total current assets...................................................            57,157                      52,051

Leaseholds and equipment, net............................................            27,184                      28,492
Advances and deposits....................................................             2,274                       2,075
Cost in excess of net assets acquired....................................           112,416                     113,293
Intangible and other assets..............................................            11,779                      12,341
                                                                                  ---------                   ---------
  Total assets...........................................................
                                                                                  $ 210,810                   $ 208,252
                                                                                  =========                   =========
                  LIABILITIES AND STOCKHOLDERS' DEFICIT
                  -------------------------------------
Current liabilities:
 Accounts payable........................................................         $  38,681                   $  35,079
 Accrued and other current liabilities...................................            25,439                      27,665
 Demand notes due to related party.......................................               900                          --
 Current portion of long-term borrowings.................................             1,421                       1,406
                                                                                  ---------                   ---------
  Total current liabilities..............................................            66,441                      64,150

Long-term borrowings, excluding current portion..........................           233,592                     228,566
Other long-term liabilities..............................................             9,159                      10,121
Redeemable preferred stock...............................................            37,461                      36,281
Common stock of subsidiary subject to put/call rights;
 5.01 shares issued and outstanding......................................             8,708                       6,304
Stockholders' deficit:
 Class A voting common stock, $.01 par value per share, 20,000 shares
  authorized, no shares outstanding......................................                --                          --
 Class B voting common stock, $.01 par value per share, 20,000 shares
  authorized, 8,800 shares issued, 7,920 share outstanding...............                 1                           1
 Additional paid-in capital..............................................             2,088                       2,088
 Advances to and deposits with affiliate.................................            (5,366)                     (5,253)
 Accumulated other comprehensive loss....................................               (59)                       (374)
 Accumulated deficit.....................................................          (141,215)                   (133,632)
                                                                                  ---------                   ---------
 Total stockholders' deficit.............................................          (144,551)                   (137,170)
                                                                                  ---------                   ---------
  Total liabilities and stockholders' deficit............................         $ 210,810                   $ 208,252
                                                                                  =========                   =========

           See Notes to Condensed Consolidated Financial Statements.

Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

                               AP HOLDINGS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (in thousands, unaudited)


                                                                      Three Months Ended
                                                               ---------------------------------
                                                               March 31, 2001     March 31, 2000
                                                               --------------     --------------
Gross customer collections................................        $395,477           $366,100
                                                                  ========           ========

Parking services revenue:
 Lease contracts..........................................        $ 41,273           $ 47,431
 Management contracts.....................................          20,407             15,660
                                                                  --------           --------
                                                                    61,680             63,091

Cost of parking services:
 Lease contracts..........................................          37,190             42,640
 Management contracts.....................................          10,451              6,288
                                                                  --------           --------
                                                                    47,641             48,928
                                                                  --------           --------
Gross profit..............................................          14,039             14,163
General and administrative expenses.......................           9,039              9,110
Other special charges.....................................               -                250
Depreciation and amortization.............................           2,729              2,541
                                                                  --------           --------

Operating income..........................................           2,271              2,262

Interest expense (income):
 Interest expense.........................................           6,192              5,787
 Interest income..........................................             (71)              (113)
                                                                  --------           --------
                                                                     6,121              5,674
                                                                  --------           --------
Loss before minority interest and income
 taxes....................................................          (3,850)            (3,412)

Minority interest.........................................              49                 73
Income tax expense........................................             100                 17
                                                                  --------           --------
Net loss..................................................          (3,999)            (3,502)
Preferred stock dividends.................................           1,180              1,038
Increase in fair value of common stock subject
 to put/call rights.......................................           2,404                  -
                                                                  --------           --------
Net loss attributable to common
 stockholders.............................................        $ (7,583)          $ (4,540)
                                                                  ========           ========

           See Notes to Condensed Consolidated Financial Statements.

                               AP HOLDINGS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands, unaudited)

                                                                      Three Months Ended
                                                              -----------------------------------
                                                              March 31, 2001       March 31, 2000
                                                              --------------       --------------
Operating activities:
Net loss..................................................       $(3,999)             $(3,502)
Adjustments to reconcile net loss to net cash used in
 operations:
  Depreciation and amortization...........................         2,729                2,541
  Interest accreted on long-term borrowing................         1,524                1,366
  Change in operating assets and liabilities, net of
   acquisitions...........................................         1,592               (1,019)
                                                                 -------              -------
Net cash  provided by (used in) in operating
 activities...............................................         1,846                 (614)

Investing activities:
Purchase of leaseholds and equipment......................          (455)              (1,393)
                                                                 -------              -------
Net cash used in investing activities.....................          (455)              (1,393)

Financing activities:
Proceeds from long-term borrowings........................         3,800                3,800
Proceeds from demand notes payable........................           900                    -
Payments on long-term borrowings..........................           (74)                (107)
Payments on joint venture borrowings......................          (209)                (187)
                                                                 -------              -------
Net cash provided by financing activities.................         4,417                3,506

Effect of exchange rate on cash and cash equivalents......           315                 (634)
                                                                 -------              -------

Increase in cash and cash equivalents.....................         6,123                  865
Cash and cash equivalents at beginning of period..........         3,539                5,215
                                                                 -------              -------

Cash and cash equivalents at end of period................       $ 9,662              $ 6,080
                                                                 =======              =======

Supplemental disclosures:
Cash paid during the period for:
  Interest................................................       $ 7,404              $ 7,277
  Taxes...................................................           256                  456

           See Notes to Condensed Consolidated Financial Statements.

                               AP HOLDINGS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2001
                           (in thousands, unaudited)

1.   Interim Financial Data

     AP Holdings, Inc. ("Holdings"), a subsidiary of Steamboat Holdings, Inc. ("Steamboat"), owns 84% of the outstanding voting stock of APCOA/Standard Parking, Inc. ("APCOA/Standard" or the "Company"), formerly known as APCOA, Inc. ("APCOA"). APCOA/Standard accounts for substantially all of Holdings' assets and Holdings conducts substantially all of its business through APCOA/Standard.

     The accompanying unaudited condensed consolidated financial statements of Holdings have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

     In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the financial position and results of operations have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that might be expected for the fiscal year ending December 31, 2001. The financial statements presented in this Report should be read in conjunction with the consolidated financial statements and footnotes thereto included in Holdings' 2000 Form 10-K filed April 2, 2001.

     Certain reclassifications have been made to the 2000 financial information to conform to the 2001 presentation.

2.   Other Special Charges

     Included in "Other special charges" in the accompanying condensed consolidated statements of operations are the following:

                                                        Three Months Ended
                                                 ---------------------------------
                                                 March 31, 2001     March 31, 2000
                                                 --------------     --------------
Incremental integration costs and other.........  $          -      $          119
Costs associated with terminated transactions...             -                 131
                                                  ------------      --------------
                                                             -                 250
                                                  ============      ==============

     The integration costs relate primarily to actions to facilitate the accounting system consolidation and activities to realign, centralize and reorganize administrative and other support functions. The costs associated with the terminated transactions relate to expenses incurred for acquisition activity that was terminated.

3.   Borrowing Arrangements

     APCOA/Standard's $140,000 9 1/4% Senior Subordinated Notes were issued in September of 1998 and are due in March of 2008. The Notes are registered with the Securities and Exchange Commission. The Notes were exchanged for unregistered notes with substantially identical terms, which had been issued earlier in 1998 to finance acquisitions, retire certain existing indebtedness, and for general working capital purposes.

     Holdings' 11 1/4% Senior Discount Notes were issued in September of 1998 and are due in March of 2008. The Discount Notes are registered with the Securities and Exchange Commission. The issuance was exchanged for unregistered notes with substantially identical terms, which had been issued earlier in 1998 to finance the March 1998 acquisitions of Standard.

     In March of 1998, the Company entered into a $40,000 revolving Senior Credit Facility (the "Facility") with a group of banks. Rates of interest on borrowings against the Facility are indexed to certain key variable rates. At March 31, 2001, borrowings under the Facility aggregated $30,750 and there were letters of credit outstanding against this Facility of $250.The Notes and Senior Credit Facility contain covenants that limit APCOA/Standard from incurring additional indebtedness and issuing preferred stock, restrict dividend payments, limit transactions with affiliates and restrict certain other transactions. Substantially all of APCOA/Standard's net assets are restricted under these provisions and covenants (See Note 4).

     In March 2001, Holdings entered into Demand Notes with Facto Capital L.L.C., a party related to John V. Holten, Chairman and a Director of Holdings, which in the aggregate amounted to $900,000. Borrowings under the Demand Notes bear interest at variable rates. (See Exhibits 4.12, 4.13, and 4.14).

4.   Subsidiary Guarantors

     Substantially all of the Company's direct or indirect wholly owned domestic subsidiaries, other than inactive subsidiaries, fully, unconditionally, jointly and severally guarantee the Senior Subordinated Notes. Financial statements of the guarantor subsidiaries are not separately presented because, in the opinion of management, such financial statements are not material to investors. The non-guarantor subsidiaries include joint ventures, wholly owned subsidiaries of the Company organized under the laws of foreign jurisdictions, inactive subsidiaries, and bankruptcy remote subsidiaries formed in conjunction with Joint Ventures, all of which are included in the consolidated financial statements. The following is summarized combined financial information for the Company, the guarantor subsidiaries of the Company and the non-guarantor subsidiaries of the Company:

                                                                            Guarantor    Non-Guarantor
                                                         APCOA/Standard   Subsidiaries   Subsidiaries   Eliminations     Total
                                                         --------------   ------------   ------------   ------------     -----
Balance Sheet Data:
-------------------
March 31, 2001
 Cash and cash equivalents.............................     $  6,928        $    127        $ 2,607       $      --    $   9,662
 Notes and accounts receivable.........................       53,806         (13,655)         5,156              --       45,307
 Current assets........................................       61,953         (13,424)         7,885              --       56,414
 Leaseholds and equipment, net.........................       15,206           6,852          5,126              --       27,184
 Cost in excess of net assets acquired, net............       18,940          90,126          3,350              --      112,416
 Investment in subsidiaries............................      103,579              --             --        (103,579)          --
 Total assets..........................................      208,110          88,499         17,037        (103,579)     210,067
 Accounts payable......................................       23,010          11,510          4,161              --       38,681
 Current liabilities...................................       46,934           9,372          8,728              --       65,034
 Long-term borrowings, excluding current portion.......      173,060             174          3,858              --      177,092
 Redeemable preferred stock............................       56,500              --             --              --       56,500
 Common stock subject to put/call rights...............        8,708              --             --              --        8,708
 Total stockholders' equity (deficit)..................      (83,640)         76,787          4,006        (103,579)    (106,426)
 Total liabilities and stockholders' equity (deficit)..      208,110          88,499         17,037        (103,579)     210,067

December 31, 2000
 Cash and cash equivalents.............................     $   (593)       $     76        $ 4,056       $      --    $   3,539
 Notes and accounts receivable.........................       50,972          (7,529)         3,383              --       46,826
 Current assets........................................       50,792          (6,264)         7,612              --       52,140
 Leaseholds and equipment, net.........................       15,693           7,395          5,404              --       28,492
 Cost in excess of net assets acquired, net............       19,062          90,673          3,558              --      113,293
 Investment in subsidiaries............................       93,211              --             --         (93,211)          --
 Total assets..........................................      187,446          96,818         17,288         (93,211)     208,341
 Accounts payable......................................       21,744          10,172          3,163              --       35,079
 Current liabilities...................................       46,328           8,938          8,815              --       64,081
 Long-term borrowings, excluding current portion.......      169,305             175          4,110              --      173,590
 Redeemable preferred stock............................       54,976              --             --              --       54,976
 Common stock subject to put/call rights...............        6,304              --             --              --        6,304
 Total stockholders' equity (deficit)..................      (94,942)         83,504          3,918         (93,211)    (100,731)
 Total liabilities and stockholders' equity (deficit)..      187,446          96,818         17,288         (93,211)     208,341

Income Statement Data:
----------------------
Three Months Ended March 31, 2001
 Parking Revenue.......................................     $ 33,610        $ 22,393        $ 5,677       $      --    $  61,680
 Gross profit..........................................        8,645           4,246          1,148              --       14,039
 Other special charges.................................           --              --             --              --           --
 Depreciation and amortization.........................        1,195           1,247            287              --        2,729
 Operating income......................................        6,226          (4,234)           787              --        2,779
 Interest expense, net.................................        4,330             (11)           125              --        4,444
 Equity in earnings of subsidiaries....................       (3,760)             --             --           3,760           --
 Net (loss) income.....................................       (1,814)         (4,222)           462           3,760       (1,814)

Three Months Ended March 31, 2000
 Parking Revenue.......................................     $ 29,073        $ 23,158        $10,860       $      --    $  63,091
 Gross profit..........................................        7,775           4,472          1,916              --       14,163
 Other special charges.................................          119              --             --              --          119
 Depreciation and amortization.........................          948           1,252            341              --        2,541
 Operating income......................................        5,517          (4,547)         1,423              --        2,393
 Interest expense, net.................................        4,062              (7)           159              --        4,214
 Equity in earnings of subsidiaries....................       (3,362)             --             --           3,362           --
 Net (loss) income.....................................       (1,911)         (4,529)         1,167           3,362       (1,911)

                               AP HOLDINGS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Statement of Cash Flow Data:
----------------------------
Three Months Ended March 31, 2001
 Net cash provided by (used in) operating activities........  $ 3,787      $   408      $(1,449)   $       $ 2,746
                                                                                                    --
 Investing activities:                                                                                          --
  Purchase of leaseholds and equipment......................      (47)        (408)          --     --        (455)
                                                              -------      -------      -------    ---     -------
 Net cash used in investing activities......................      (47)        (408)          --     --        (455)
 Financing activities:
  Proceeds from long-term borrowings........................    3,800           --           --     --       3,800
  Payments on long-term borrowings..........................      (74)          --           --     --         (74)
  Payments on Joint Venture borrowings......................      209)          --           --     --        (209)
                                                              -------      -------      -------    ---     -------
 Net cash provided by financing activities..................    3,517           --           --     --       3,517
 Effect of exchange rate changes............................      315           --           --     --         315

Three Months Ended March 31, 2000
Net cash (used in) provided by operating activities.........  $  (748)     $(1,386)     $ 1,520    $       $  (614)
                                                                                                    --
Investing activities:
     Purchase of leaseholds and equipment...................   (1,393)          --           --     --      (1,393)
                                                              -------      -------      -------    ---     -------
Net cash used in investing activities.......................   (1,393)          --           --     --      (1,393)
Financing activities:
     Proceeds from long-term borrowings.....................    3,800           --           --     --       3,800
     Payments on long-term borrowings.......................     (107)          --           --     --        (107)
     Payments on Joint Venture borrowings...................     (187)          --           --     --        (187)
                                                              -------      -------      -------    ---     -------
Net cash provided by financing activities...................    3,506           --           --     --       3,506
Effect of exchange rate changes.............................     (634)          --           --     --        (634)

PART I    FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
General

     AP Holdings, Inc. ("Holdings"), a subsidiary of Steamboat Holdings, Inc. ("Steamboat"), owns 84% of the outstanding voting stock of APCOA/Standard Parking, Inc. ("APCOA/Standard" or the "Company"), formerly known as APCOA, Inc. ("APCOA"). APCOA/Standard accounts for substantially all of Holdings' assets and Holdings conducts substantially all of its business through APCOA/Standard.

     APCOA/Standard Parking, Inc. ("APCOA/Standard" or the "Company") operates in a single reportable segment operating parking facilities under two types of arrangements: management contracts and leases. Under a management contract, APCOA/Standard typically receives a base monthly fee for managing the property, and may also receive an incentive fee based on the achievement of facility revenues above a base amount. In some instances, APCOA/Standard also receives certain fees for ancillary services. Typically, all of the underlying revenues, expenses and capital expenditures under a management contract flow through to the property owner, not to APCOA/Standard. Under lease arrangements, APCOA/Standard generally pays to the property owner either a fixed annual rental, a percentage of gross customer collections or a combination thereof. APCOA/Standard collects all revenues under lease arrangements and is responsible for most operating expenses, but it is typically not responsible for major maintenance or capital expenditures. As of March 31, 2001, APCOA/Standard operated approximately 81% of its 1,959 parking facilities under management contracts and approximately 19% under leases.

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

     General and administrative expenses. General and administrative expenses primarily include salaries, wages, travel and office related expenses for the headquarters, field office and supervisory employees as well as managment fees to Holberg Industries, Inc. ("Holberg"), pursuant to a management agreement between Holdings and Holberg entered into on March 5, 2001, a copy of which is attached as an exhibit hereto. Holberg is indirectly controlled by John V. Holten, the Chairman and a Director of Holdings.

Summary of Operating Facilities

     The following table reflects the Company's facilities at the end of the periods indicated:

                                         March 31, 2001            December 31, 2000           March 31, 2000
                                         --------------            -----------------           --------------
Managed facilities.....................      1,593                       1,575                     1,429
Leased facilities......................        366                         368                       393
                                             -----                       -----                     -----
 Total facilities......................      1,959                       1,943                     1,822
                                             =====                       =====                     =====

     The Company's strategy is to add locations in core cities where a concentration of locations improves customer service levels and operating margins. In general, contracts added as set forth in the table above followed this strategy.

Results of Operations

          Gross customer collections consist of gross receipts collected at all leased and managed properties, including unconsolidated affiliates. Gross customer collections increased $29.4 million, or 8%, to $395.5 million in the first quarter of 2001 compared to $366.6 million in the first quarter of 2000. This increase is attributable to the addition of 137 locations during the period.

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

          The following should be read in conjunction with the Condensed Consolidated Financial Statements.

Three Months ended March 31, 2001 Compared to Three Months ended March 31, 2000

          Parking services revenue--lease contracts. Lease revenue decreased $6.1 million, or 13.0 %, to $41.3 million in the first quarter of 2001 as compared to $47.4 in the first quarter of 2000. This resulted from the net reduction of 27 leases through contract expirations, conversions to management contracts and the conversion of one large airport property from a lease contract to a management contract.

          Parking services revenue--management contracts. Management contract revenue increased $4.7 million, or 30.3%, to $20.4 million in the first quarter of 2001 as compared to $15.7 million in the first quarter of 2000. This resulted from the net increase of 164 contracts through internal growth and conversions from lease contracts.

          Cost of parking services--lease contracts. Cost of parking services for leases decreased $5.4 million, or 12.8%, to $37.2 million for the first quarter of 2001 from $42.6 million in the first quarter of 2000. This decrease resulted from the reduction of 27 leases through terminations and conversions to management contracts. Gross margin for lease contracts declined slightly to 9.9% for the first quarter of 2001 compared to 10.1% for the first quarter of 2000. This decrease was primarily due to the increases in costs related to snow removal.

          Cost of parking services--management contracts. Cost of parking for management contracts increased $4.2 million, or 66.2%, to $10.5 million for the first quarter of 2001 from $6.3 million in the first quarter of 2000. This increase resulted from the addition of a net total of 164 new contracts through internal growth and conversions from lease contracts. Gross margin for management contracts declined to 48.8% in the first quarter of 2001 compared to 59.8% for the first quarter of 2000. Most management contracts have no cost of parking services related to them, as all costs are reimbursable to the Company. However, several contracts (primarily large airport properties and several urban locations) require the Company to pay for certain costs, which are offset by larger management fees. The increase in cost of parking management contracts was related to the addition of several contracts of this type.

          General and administrative expenses. General and administrative expenses decreased $0.1 million, or 0.8%, to $9.0 million for the first quarter of 2001 as compared to $9.1 million, for the first quarter of 2000. This decrease resulted from cost savings and staff reductions implemented in the fourth quarter of 2000, offset by $0.5 million in management fees pursuant to the Holberg management agreement.

          Other special charges. AP Holdings and the Company did not record other special charges in the first quarter of 2001, as compared to $0.3 million in the first quarter of 2000. The 2000 special charges relate to actions to facilitate the accounting system consolidation and other support functions. The costs associated with the terminated transactions relate to expense incurred for acquisition activity that was terminated.

Liquidity and Capital Resources

          As a result of day-to-day activity at the parking locations, APCOA/Standard collects significant amount of cash. Under lease contracts, this revenue is deposited into local APCOA/Standard bank accounts, with a portion remitted to the clients in the form of rental payments according to the terms of the leases. Under management contracts, some clients require APCOA/Standard to deposit the daily receipts into a local APCOA/Standard bank account. Others require the deposit into a client account, and some have a segregated account for the receipts and disbursements of the location.

        Locations with revenues deposited into APCOA/Standard bank accounts enable the Company to operate with a negative working capital. This negative working capital arises from the liability that is created for the amount of revenue that will be remitted to the clients in the form of rents or net profit distributions subsequent to month end, after the books are closed and reconciled. Since the Company operates with a revolving Senior Credit Facility, all funds held for future remittance to the clients are used to reduce the credit line until the payments are made to the clients.

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

        The Company had cash and cash equivalents of $9.7 million at March 31, 2001 compared to $3.5 million at December 31, 2000.

Three Months ended March 31, 2001 Compared to Three Months ended March 31, 2000

        Net cash provided by operating activities totaled $1.8 million for the first quarter of 2001 compared to cash used of $0.6 million for the first quarter of 2000. Cash provided during 2001 included a $1.5 million reduction in accounts receivable, a $0.1 million reduction in prepaid and other assets, a $3.6 million increase in accounts payable, which was offset by a $3.3 million decrease in other liabilities due primarily to the $6.5 million interest payment on the Senior Subordinated Notes. Cash used during 2000 included a $1.2 million increase in accounts receivable, offset by increases in accounts payable and other liabilities of $5.0 million and a decrease in other assets of $1.3 million. Cash used during 2000 included a $6.5 million interest payment on the Senior Subordinated Notes.

        Cash used in investing activities totaled $0.5 million for the first quarter of 2001 compared to $1.4 million for the first quarter of 2000. Cash used in investing activities in the first quarter of 2001 and the first quarter of 2000 resulted from capital purchases to secure and/or extend leased facilities and investments in management information system enhancements.

        Cash generated from financing activities totaled $4.4 million in the first quarter of 2001. The 2001 activity included $3.8 million in borrowings from the Senior Credit Facility and $0.9 million in borrowings by Holdings from demand notes (copies of which are attached as exhibits hereto) issued to a party related to John V. Holten, Chairman and a Director of Holdings, offset by repayments on long-term and joint venture borrowings of $0.3 million. The 2000 activity included $3.8 million in borrowings from the Senior Credit Facility, offset by repayments on long-term and joint venture borrowings of $0.3 million.

Other Liquidity and Capital Resources Information

        The Company's Senior Credit Facility (the "Facility") provides cash borrowings up to $40.0 million with sublimits for Letters of Credit up to $10.0 million, at variable rates based, at the Company's option, either on LIBOR, the overnight federal funds rate, or the bank's base rate. The Company utilizes the Facility to provide readily-accessible cash for working capital purposes. The Facility includes covenants that limit the Company from incurring additional indebtedness, issuing preferred stock or paying dividends, and contains certain other restrictions. At March 31, 2001, the Company had $0.3 million of letters of credit outstanding under the Facility and borrowings against the Facility aggregated $30.8 million. The Facility was amended on March 31, 2000, with the principal changes to the agreement providing for revisions to interest rates charged on borrowings and certain financial covenants. The Facility was amended on May 12, 2000, with the principal change to the agreement relating to the definition of a change in control. The Facility was amended on November 14, 2000, with the principal changes to the agreement providing for revisions to interest rates charged on borrowings and certain financial covenants. The Facility was amended on March 30, 2001, with the principal changes to the agreement providing for revisions to interest rates charged on borrowings, certain financial covenants, a change to restore the original borrowing limits, and a change in the expiration date from March 30, 2004 to July 1, 2002. As of March 31, 2001, the Company was in compliance with the covenants contained in the Facility or has obtained the necessary waivers on or before March 30, 2001.

        The Company's ability to meet its anticipated future requirements for working capital, capital expenditures, scheduled payments of interest and principal on its indebtedness depends on the Company's future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control. Based upon the current level of operations and anticipated growth, the Company believes that, together with available borrowings under its Facility, its cash flow and available liquidity will be adequate to meet the Company's anticipated requirements up to the expiration date of the Facility. However, there can be no assurance that the Company's business will generate sufficient cash or that future borrowings will be available in an amount sufficient to enable the Company to meet its future requirements, or that any refinancing of existing indebtedness (including the Facility) would be available on commercially reasonable terms, or at all.

     If the Company identifies investment opportunities requiring cash in excess of the Company's cash flows and existing cash, the Company may borrow under the Facility.

Special Cautionary Notice Regarding Forward-Looking Statements

     In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as in this Quarterly Report generally. You should carefully review the risks described in this Quarterly Report as well as the risks described in other documents filed by the Company and AP Holdings, Inc. from time to time with the Securities and Exchange Commission. In addition, when used in this Quarterly Report, the words "anticipates," "plans," "believes," "estimates," and "expects" and similar expressions are generally intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by the Company and Holdings or these forward looking statements. Neither the Company nor Holdings undertakes any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Cautionary Statements

     Holdings and the Company continue to be subject to certain factors that could cause Holdings and the Company's results to differ materially from expected and historical results (see the "Risk Factors" set forth in the Company's Registration Statement on Form S-4 (No. 333-50433) filed on April 17, 1998, as amended on June 9, 1998, July 15, 1998, August 11, 1998 and August 14, 1998 (the "Registration Statement") and Holdings and the Company's 2000 10-K filed on April 2, 2001.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     The Company and Holdings primary market risk exposure consists of risk related to changes in interest rates. Historically, the Company has not used derivative financial instruments for speculative or trading purposes.

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

     None

Item 3.  Defaults Upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     None

Item 5.  Other Information

     None

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibit

   Number     Description
   ------     -----------
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

   3.2 Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Registration Statement).

   3.3 Amended and Restated By-Laws of the Company dated as of December 29, 2000. (incorporated by reference to Exhibit 3.3 to the Registration Statement).

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

   4.2        Form of New Note (included as Exhibit A to Exhibit 4.1).

   4.3        Form of New Note Guarantee (included as Exhibit D to Exhibit 4.1).

   4.11       Fifth Amendment to the Senior Credit Facility dated March 30,
              2001 by and among the Company, the Lenders and Bank One, N.A., as agent for the Lenders. (incorporated by reference to Exhibit 4.11 to the Company's Annual Report on Form 10-K for December 31,
              2000).

   4.12 Demand Note dated March 5, 2001, by and among AP Holdings and Facto Capital L.L.C. (formerly known as Facto Capital Corporation).

   4.13 Demand Note dated March 8, 2001, by and among AP Holdings and Facto Capital L.L.C. (formerly known as Facto Capital Corporation).

   4.14 Demand Note dated March 12, 2001, by and among AP Holdings and Facto Capital L.L.C. (formerly known as Facto Capital Corporation).

   10.26 Management Agreement between AP Holdings and Holberg Industries, Inc. dated March 5, 2001.

              (b) Reports on Form 8-K

              On March 8, 2001, Holdings filed a Current Report on Form 8-K. This report disclosed that on March 5, 2001, Holberg restructured certain of its debt and eliminated the defaults thereunder, thereby eliminating the possibility of a change of control of Holdings under its bond indenture or the possibility of a change of control of APCOA/Standard under the APCOA/Standard debt instruments as a result of such defaults.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          AP Holdings, Inc.
                                          (Registrant)



May 10, 2001
                            By: _____________________________________________
                                               John V. Holten
                                       Director and Chairman, President,
                                           Chief Executive Officer



May 10, 2001
                            By: _____________________________________________
                                               G. Marc Baumann
                                                  Treasurer

                               INDEX TO EXHIBITS


   Exhibit
   Number     Description
   ------     -----------

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

   3.2 Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Registration Statement).

   3.3 Amended and Restated By-Laws of the Company dated as of December 29, 2000. (incorporated by reference to Exhibit 3.3 to the Registration Statement).

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

   4.2        Form of New Note (included as Exhibit A to Exhibit 4.1).

   4.3        Form of New Note Guarantee (included as Exhibit D to Exhibit 4.1).

   4.11 Fifth Amendment to the Senior Credit Facility dated March 30, 2001 by and among the Company, the Lenders and Bank One, N.A., as agent for the Lenders. (incorporated by reference to Exhibit 4.11 to the Company's annual Report on Form 10-K filed for December 31, 2000).

   4.12 Demand Note dated March 5, 2001, by and among AP Holdings and Facto Capital L.L.C. (formerly known as Facto Capital Corporation).

   4.13 Demand Note dated March 8, 2001, by and among AP Holdings and Facto Capital L.L.C. (formerly known as Facto Capital Corporation).

   4.14 Demand Note dated March 12, 2001, by and among AP Holdings and Facto Capital L.L.C. (formerly known as Facto Capital Corporation).

   10.26 Management Agreement between AP Holdings and Holberg Industries, Inc. dated March 5, 2001.