Form 10-K405
period 2001-12-31
AP HOLDINGS INC
filed 2002-04-01
CIK 835928

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                              to

Commission file number: 333-50433

AP Holdings, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	06-1269403 I.R.S. Employer Identification No.)

900 N. Michigan Avenue
Chicago, Illinois 60611-1542
(Address of Principal Executive Offices, Including Zip Code)
 (312) 274-2000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.
Securities registered pursuant to Section 12(g)of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. ☒

        The aggregate market value of the voting and non-voting shares of common stock held by non-affiliates of the registrant is not applicable as there is not a public market for such stock. As of March 29, 2002, there were 100 shares of Class B common outstanding and no Class A outstanding of the registrant.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

        This Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies. The statements contained in this Form 10-K that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties.

        We have used the word "anticipate," "believe," "could," "estimate," "expect," "intend,", "may," "plan," "predict," "project," "will" and similar terms and phrases, including references to assumptions in this Form 10-K to identify forward looking statements. These forward-looking statements are made based on our management's expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. These uncertainties and factors could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

  •
  an increase in owner self-operated parking facilities;

  •
  changes in patterns of air travel or automobile usage, including effects of weather on travel and transportation patterns or other events affecting local, national and international economic conditions;

  •
  changes in general economic and business conditions;

  •
  ongoing integration of past and future acquisitions in light of challenges in retaining key employees, synchronizing business processes and efficiently integrating facilities, marketing and operations;

  •
  changes in current pricing;

  •
  development of new, competitive parking-related services;

  •
  changes in federal and state regulations including those affecting airports, parking lots at airports and automobile use;

  •
  extraordinary events affecting parking at facilities that we manage, including strikes, emergency safety measures, military or terrorist attacks and natural disasters;

  •
  our ability to renew our insurance policies on acceptable terms;
  •
  our ability to form and maintain relationships with large real estate owners and operations;

  •
  our ability to provide performance bonds on acceptable terms to guarantee our performance under certain contracts;

  •
  the loss of key employees, including the recent resignation of our chief executive officer;

  •
  our ability to develop, deploy and utilize information technology, including accounting and utilization software;

  •
  our ability to make payments to our parent company in amounts sufficient to prevent it from defaulting on its debt obligations and causing a default or change of control under our debt agreements;

  •
  our ability to identify acquisition targets, consummate transactions and integrate newly acquired entities and contracts into our operations;

  •
  availability, terms and deployment of capital; and

  •
  the other factors discussed under the heading "Business Risks" at the end of management's discussion and analysis of financial condition and results of operations and elsewhere in this Form 10-K.

        All of our forward-looking statements should be considered in light of these factors. We undertake no obligation to update our forward-looking statements or risk factors to reflect new information, future events or otherwise.

ITEM 1. BUSINESS

General

        AP Holdings, Inc. ("AP Holdings"), a subsidiary of Steamboat Holdings, Inc. ("Steamboat"), owns 84% of the outstanding voting stock of APCOA/Standard Parking, Inc. ("APCOA/Standard" or the "Company"), formerly known as APCOA, Inc. ("APCOA"). APCOA/Standard accounts for substantially all of AP Holdings' assets and AP Holdings conducts substantially all of its business through APCOA/Standard. APCOA/Standard is a leading national provider of parking facility management services. The Company provides on-site management services at multi-level and surface parking facilities in the two major markets of the parking industry: urban parking and airport parking. As of December 31, 2001, the Company managed 1,958 parking facilities, containing approximately 1,026,000 parking spaces in over 260 cities across the United States and Canada. The Company's gross customer collections, parking services revenue, gross profit for the years ended December 31, 2001 and 2000 were $1,505.6 and $1,545.7 million, $243.8 and $252.5 million, $57.4 and $60.1 million. AP Holdings' net loss for the years ended December 31, 2001 and 2000 were $(37.3) and $(18.3) million, respectively.

        The Company believes that its superior management services coupled with its focus on increasing market share in select core cities helps to maximize profitability per parking facility. The Company believes that it enhances its leading position by providing: (i) Ambiance in Parking®, an approach to parking that includes a number of on-site, value-added services and amenities; (ii) service enhancing information technology, including Client View®, a proprietary client reporting system which allows the Company to provide clients with real-time access to site-level financial and operating information; and (iii) award-winning training programs for on-site employees that promote customer service and client retention. The Company believes that these services distinguish it from its competitors.

        The Company's diversified client base includes some of the nation's largest owners and developers of major office building complexes, shopping centers, sports complexes, hotels and hospitals. In addition, the Company manages 151 parking operations at 74 airports, including many of the major airports in North America.

        The Company does not own any parking facilities and, as a result, the Company assumes few of the risks of real estate ownership. The Company operates its clients' parking properties through two types of arrangements: management contracts and leases. Under a management contract, the Company typically receives a base monthly fee for managing the property, and it may also receive a small incentive bonus based on the achievement of facility revenues above a set amount, among other factors. In some instances, the Company also receives certain fees for ancillary services. Typically, all of the underlying revenues and expenses under a standard management contract flow through to the property owner rather than to the Company. Under lease arrangements, the Company generally pays either a fixed annual rental, a percentage of gross customer collections, or a combination thereof to the property owner. The Company collects all revenues under lease arrangements and is responsible for most operating expenses, but it is typically not responsible for major maintenance or capital expenditures. As of December 31, 2001, the Company operated approximately 83% of its 1,958 parking facilities under management contracts and approximately 17% under leases. Renewal rates for the Company's management contracts and leases averaged approximately 90% for the last three years.

The Combination

        Pursuant to the Combination Agreement, dated as of January 15, 1998 by and among Myron C. Warshauer, Stanley Warshauer, Steven A. Warshauer, Dosher Partners, L.P., a Delaware limited partnership, SP Parking Associates, an Illinois general partnership, and SP Associates, an Illinois general partnership (collectively, the "Standard Owners") and APCOA, APCOA acquired (the "Combination"), on March 30, 1998, all of the outstanding capital stock, partnership and other equity interests of Standard Parking Corporation, an Illinois corporation; Standard Auto Park, Inc., an Illinois corporation; Standard Parking Corporation MW, an Illinois corporation; Standard Parking, L.P., a Delaware limited partnership; Standard Parking Corporation IL, an Illinois corporation; and Standard/Wabash Parking Corporation, an Illinois corporation (all such entities, collectively, "Standard"), for consideration consisting of $65.0 million in cash, 5.01, shares or 16%, of the common stock of the Company outstanding as of January 15, 1998, and the assumption of certain liabilities, including a $5.0 million consulting and non-compete obligation for one of the former owners of Standard, which represents the current value of the payments to be made, as determined by consulting actuaries. In addition, on March 30, 1998, APCOA paid to the Standard Owners $2.8 million, generally representing Standard's earnings from January 1, 1998 through the date of the Combination and Standard's cash on hand at such time.

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

        Also in connection with the Combination, AP Holdings contributed $40.7 million of cash to the Company in exchange for $40.7 million initial liquidation preference of Series C preferred stock of the Company. The contribution was financed through AP Holdings' sale of $40.7 million in gross proceeds of its debt securities of $70.0 million in accredium bonds aggregate principal amount of its 11.25% Senior Discount Notes due 2008.

The Exchange

        On January 11, 2002, APCOA/Standard completed an unregistered exchange and recapitalization of a portion of its 9 1/4% Senior Subordinated Notes due 2008. APCOA/Standard received gross cash proceeds of $20.0 million and retired $91.1 million of its outstanding 9 1/4% Senior Subordinated Notes due 2008. In exchange, APCOA/Standard issued $59.3 million of 14% Senior Subordinated Second Lien Notes due 2006 and 3,500 shares of 18% Senior Convertible Redeemable Preferred Stock, with a face value of $35.0 million which is mandatorily redeemable on June 15, 2008. In conjunction with the exchange, the Company repaid $9.5 million of indebtedness under the Senior Credit Facility, paid $2.7 million in accrued interest relating to the $91.1 million of the 9 1/4% Senior Subordinated Notes due 2008 that were tendered, $9.7 million (including $1.3 capitalized as debt issuance costs related to the amended and restated senior credit facility) in fees and expenses related to the exchange, which included a $3.0 million transaction advisory fee to AP Holdings, and a repurchase of $1.5 million of redeemable preferred stock held by AP Holdings. The fees and expenses of $9.7 million related to the exchange and the amended and restated senior credit facility were provided for in the period ended December 31, 2001 (see Note D to the Consolidated Financial Statements).

Other Acquisitions

        On April 1, 1999, the Company acquired the assets of Pacific Rim Parking, Inc. ("Pacific Rim") in Los Angeles for $0.75 million in cash and up to $0.75 million in non-interest bearing notes payable over five years. On May 1, 1999 the Company acquired various contracts of System Parking, Inc. in Atlanta for $0.25 million in cash. Effective as of July 1, 1999 the Company acquired all of the outstanding stock of Universal Park Holdings, Inc., operating under the names U-Park and Select Valet Parking, in Vancouver B.C. for $1.61 million.

        All of these acquisitions have been accounted for under the purchase method and their operating results have been included in the consolidated results since their respective date of acquisition. The historical operating results of the businesses prior to acquisition were not material relative to the consolidated results of APCOA/Standard and AP Holdings.

Industry Overview

        General.    The International Parking Institute, a trade organization of parking professionals, estimated that as of December 2001 there were approximately 40,000 parking facilities in the United States generating over $29.0 billion in gross customer collections. The parking industry is highly fragmented, with over 1,700 commercial parking operators in the United States, as estimated by the Parking Market Research Company, an independent research company. Industry participants, the vast majority of which are privately held companies, consist of relatively few nationwide companies and a large number of small regional or local operators, including a substantial number of companies providing parking as an ancillary service in connection with property management or ownership. The parking industry is experiencing consolidation as smaller operators have found that they lack the capital, economies of scale and sophisticated management techniques required to compete with larger providers. The Company expects this trend will continue and will provide significant opportunities for it to take away business from or acquire smaller operators.

        Operating Arrangements.    Parking facilities operate under two general types of arrangements: management contracts and leases. The general terms and benefits of these two types of arrangements are as follows:

        Management Contracts.    Under a management contract, the facility manager generally receives a base monthly fee for managing the facility and often receives a small incentive fee based on the achievement of facility revenues above a base amount, among other factors. Facility managers generally charge fees for various ancillary services such as accounting, equipment leasing and consulting. Responsibilities under a management contract include hiring, training and staffing parking personnel, and providing collections, accounting, record-keeping, insurance and facility marketing services. In general, under a new management contract, the facility manager is not responsible for structural or mechanical repairs, and typically is not responsible for providing security or guard services. Under typical management contracts, the facility owner is responsible for operating expenses such as taxes, license and permit fees, insurance premiums, payroll and accounts receivable processing and wages of personnel assigned to the facility. However, several of our contracts, which are referred to as reverse management contracts, require us to pay certain costs that are offset by larger management fees. In addition, the facility owner is responsible for non-routine maintenance, repair costs and capital improvements. The typical management contract is for a term of one to three years (though the owner often reserves the right to terminate, without cause, on 30 days' notice) and may contain a renewal clause.

        Leases.    Under a lease arrangement, the parking facility operator generally pays either a fixed annual rent, a percentage of gross customer collections, or a combination thereof to the property owner. The parking facility operator collects all revenues and is responsible for most operating expenses, but is typically not responsible for major maintenance. In contrast to management contracts, lease arrangements are typically for terms of three to ten years and typically contain a renewal term, and provide for a fixed payment to the facility owner regardless of the operating earnings of the parking facility. However, many of these contracts may be cancelled by the client for various reasons, including development opportunities. Some are cancelable on as little as 30 days notice without cause. As a result, leased facilities generally require a longer commitment and a larger capital investment by the parking facility operator than do managed facilities.

        The parking industry is comprised of two major markets: urban parking and airport parking. The urban parking market includes commercial, office, residential, event, entertainment, retail, shopping centers, hospitals and hotels. In contrast, the airport parking market consists of a relatively small number of clients with large revenue-generating parking operations and specialized needs.

        Industry Growth Dynamics.    A number of opportunities for growth exist for larger parking facility operators:

        Growth of Large Property Managers, Owners and Developers.    The growth of property management companies favors larger parking service providers that can provide specialized, value-added professional services with nationwide coverage, and help, ultimately, to reduce the number of suppliers with which property managers conduct business. Sophisticated property owners consider parking a profit center that experienced parking facility managers can maximize. The Company believes that it is well positioned to take advantage of these developments because of its reputation for high-quality services, its broad geographic scope and its long-standing relationships with national property managers.

        Increased Outsourcing of Parking Management.    Growth in the parking industry has resulted from a continuing trend by parking facility owners to outsource the management of their operations to private operators. Outsourcing allows national and local property owners, including municipalities, hospitals and universities, to focus on their core competencies while turning their parking facilities into revenue sources. The Company believes that cities and municipal authorities will increasingly retain private firms to operate facilities and parking-related services in an effort to reduce operating budgets and increase profitability and efficiency.

        Industry Consolidation.    The parking industry is highly fragmented, with over 1,700 commercial parking operators in the United States managing approximately 40,000 parking facilities as of December 31, 2001. Based on management's belief that five national operators manage approximately 20% of these facilities, the Company believes significant opportunities exist for national parking facility managers to consolidate smaller local or regional operators. The Company believes sophisticated, national parking facility managers have a competitive advantage over local and regional operators through (i) broad product and service offerings, (ii) relationships with large, national property managers, developers and owners and (iii) efficient cost structure due to economies of scale. As the second largest parking facility manager based on number of locations managed, the Company believes that it will be able increase its market share cost effectively through strategic acquisitions, winning new clients from its competitors and enhancing its competitive position within its core cities.

Business Strategy

        The Company believes its innovative parking facility amenities, value-added services and experienced management, coupled with its service-enhancing information technology and reporting systems, strengthens the Company's position as a leading provider of parking services. Specific elements of its business strategy include:

          Growing the Contract Portfolio in Core Cities.    The Company believes it has a leading market share in its core cities. The Company's reputation for premium service, its local market knowledge and its management infrastructure, allows it to retain existing contracts and compete aggressively for new business in these core cities. The Company intends to increase its presence in certain core cities, and strategically in other markets, to capitalize on economies of scale, including the ability to spread administrative overhead costs across a large number of parking facilities in a single market. Over the three-year period ended December 31, 2001, the Company has grown its total number of locations from 1,826 to 1,958, including sites acquired through acquisitions. The Company is also using its success in these core cities to expand its services to include on-street parking, university campus parking and hospital parking.

          Focusing on Lower Risk Contracts.    The Company focuses on entering into lower risk parking services contracts that provide it with stable revenues. For the three-year period ended December 31, 2001, the Company increased the percentage of its management contracts from 78% to 83%. Under a management contract, the Company typically receives a fixed monthly fee and the costs of parking services are generally the responsibility of the property owner. When entering into lease contracts, the Company seeks to obtain low minimum rental commitments.

          Expanding Leading Client Base.    The Company's diversified, long-standing client base consists of many of the premier national property management companies in the United States and Canada. These national property owners and real estate asset managers have presences in a variety of markets, which provide the Company with opportunities to leverage these relationships to expand to new locations and develop new core cities. In addition, the Company's client base includes 151 parking facilities at 74 airports including many of the major airports in North America, such as Chicago O'Hare International Airport, Cleveland Hopkins International Airport and Newark International Airport.

          Consistently High Level of Service.    The Company's goal is to provide a uniformly high level of service across all of the facilities it manages, characterized by clean, well-lit, secure and pleasant surroundings, attractive graphics and signage, and a professional, courteous and well-dressed staff. The Company's employees undergo an award-winning training program to ensure that they provide the highest level of customer service. The Company offers a comprehensive package of on-site parking services and amenities, including a musical themed floor reminder system with distinctive signage, a traffic information system, valet parking, car washing and vehicle repair as part of its Ambiance in Parking® program.

          The Company believes its clients increasingly value its broad suite of services for its positive impact on their customers' overall satisfaction with the property and parking facility. Renewal rates for the Company's management contracts and leases averaged approximately 90% for the three years ended December 31, 2001.

Ambiance in Parking®

        The Company offers a comprehensive package of on-site parking services and amenities, which the Company calls Ambiance in Parking®. The package includes:

          Patented Musical Theme Floor Reminder System.    The Company's patented musical theme floor reminder system is designed to help customers remember the garage level on which they parked. A different song is played on each floor of the parking garage. Each floor also displays distinctive signs and graphics that correspond with the floor's theme. For example, in one garage with U.S. cities as a theme, songs played include "I Left My Heart in San Francisco" on one floor and "New York, New York" on a different floor. Other garages have themes such as college fight songs, Broadway musicals, classic movies and professional sports teams.

          Little Parkers® is our child-friendly environment program, featuring baby-changing facilities and free toys for kids.

          Books-To-Go® is an audiotape library that is provided free-of-charge for monthly parkers.

          Films-To-Go® is a videotape library that is provided free-of-charge for monthly parkers.

          ParkNet® traffic information system allows parking customers to obtain continuous, site-specific traffic reports relating to current traffic conditions on area expressways as well as the routes used to get from the specific parking facility to the expressways.

          CarCare™ service program is provided in conjunction with local car service vendors. Parking customers can have their cars picked up from the parking facility, serviced and returned before the end of the business day.

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

        The owners of premier properties, as they begin to recognize that the parking experience often provides both the first and last impression of their properties to tenants and users, are seeking to offer the highest possible level of quality in their parking services as a means of distinguishing their properties from those of competitors. These value-added services are typically offered to owners of first-class projects who seek to provide their tenants with the highest possible level of service to help differentiate their property from competing properties.

Information Technology

        The Company's technology provides valuable benefits to its clients. Client View®, a proprietary Windows®-based client reporting system, allows the Company's clients to access, on a real-time basis, site-level financial and operating information.

        The Company has created advanced information systems that connect local offices across the country to its corporate office. These systems include accounting and financial management and reporting practices, general operating procedures, training, employment policies, cash controls, marketing procedures and visual image. The Company believes that its standardized systems and controls enhance its ability to successfully expand its operations into new markets. A centralized staff provides accounting and administrative expertise and controls that mitigate duplication of administrative and accounting functions at the field level. ParkStat®, one of the Company's proprietary software tools, enhances the performance of the parking facilities it manages. By automatically polling information from on-site collection devices, ParkStat® uses location-specific information to calculate the impact of pricing alternatives, optimize staffing levels, improve forecasting and assist in long-range planning. Technological innovations such as an automated credit card lane and a radio-activated hands-free parking access system allow fast and hassle-free service for parking customers.

        The Company believes that automation and technology can enhance customer convenience, lower labor costs, improve cash management and increase overall profitability. The Company has been a leader in the field of introducing automation and technology to the parking business and was among the first to adopt electronic fund transfer (EFT) payment options, pay-on-foot (ATM) technology, and bar code decal technology.

Regulation

        Regulations by the FAA may affect the Company's business. Effective September 13, 2001, the FAA prohibited parking within 300 feet of airport terminals, as they previously did during the Persian Gulf War in the early 1990s. While the FAA is still in the process of finalizing their rules regarding parking, substantially all of our airport and air transportation related facilities were affected by the terrorist attacks of September 11, 2001, including regulations enacted following the attacks. While the Company believes that existing regulations may be relaxed in the future, new regulations may nevertheless prevent the Company from using a number of existing spaces. Reductions in the number of parking spaces may reduce the Company's revenues and cash flow for both its leased facilities and those facilities it operates under management contracts.

        The Company's business is not otherwise substantially affected by direct governmental regulation, although both municipal and state authorities sometimes directly regulate parking facilities. The Company is affected by laws and regulations (such as zoning ordinances) that are common to any business that deals with real estate and by regulations (such as labor and tax laws) that affect companies with a large number of employees. In addition, several state and local laws have been passed in recent years that encourage car pooling and the use of mass transit. For example, a Los Angeles, California law prohibits employers from reimbursing employee parking expenses. Laws and regulations that reduce the number of cars and vehicles being driven could adversely impact the Company's business.

        The Company collects and remits sales/parking taxes and files tax returns for and on behalf of the Company and its clients. The Company is affected by laws and regulations that may impose a direct assessment on the Company for failure to remit sales/parking taxes and filing of tax returns for and on behalf of its clients.

        Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws typically impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In connection with the operation of parking facilities, the Company may be potentially liable for any such costs. Although the Company is currently not aware of any material environmental claims pending or threatened against it or any of the parking facilities which it operates, there can be no assurance that a material environmental claim will not be asserted against the Company or against the parking facilities which it operates. The cost of defending against claims of liability, or of remediating a contaminated property, could have a material adverse affect on the Company's financial condition or results of operations.

        Various other governmental regulations affect the Company's operation of parking facilities, both directly and indirectly, including the ADA. Under the ADA, all public accommodations, including parking facilities, are required to meet certain federal requirements related to access and use by disabled persons. For example, the ADA requires parking facilities to include handicapped spaces, headroom for wheelchair vans, attendants' booths that accommodate wheelchairs and elevators that are operable by disabled persons. When negotiating management contracts and leases with clients, the Company generally requires that the property owner contractually assume responsibility for any ADA liability in connection with the property; however, there can be no assurance that the property owner has assumed such liability for any given property and there can be no assurance that the Company would not be held liable despite assumption of responsibility for such liability by the property owner. Management believes that the parking facilities the Company operates are in substantial compliance with ADA requirements.

Employees

        AP Holdings does not have any paid employees. As of December 31, 2001, the Company employed approximately 13,600 individuals, including approximately 7,800 full-time and 5,800 part-time employees. As of December 31, 2000, the Company employed approximately 14,000 individuals, including approximately 8,400 full-time and 5,600 part-time employees. Approximately 25% of the Company's employees are covered by collective bargaining agreements. No single collective bargaining agreement covers a material number of employees. The Company believes that its employee relations are good.

Intellectual Property

        The APCOA® name and logo and the Standard Parking® name and logo are registered with the United States Patent and Trademark Office. In addition, the Company has registered the names and, as applicable, the logos of all material subsidiaries and divisions of the Company in the United States Patent and Trademark Office or the equivalent State registry, including the right to the exclusive use of the name Central Park in the Chicago metropolitan area. The Company has also obtained a United States patent for its Multi-Level Vehicle Parking Facility (the musical Theme Floor Reminder System), which expires in 2005, and trademark protection for its proprietary parker programs, such as Books-To-Go®, Films-To-Go®, Little Parkers™ and Ambiance in Parking®. Proprietary software developed by the Company, such as Client View®, Hand Held Program®, License Plate Inventory program®, ParkNet® and ParkStat® are registered in the United States Copyright Office.

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

ITEM 2. PROPERTIES

Parking Facilities

        The Company operates parking facilities in 43 states, Washington D.C. and three provinces of Canada pursuant to management contracts or leases. The Company does not currently own any parking facilities. The following table summarizes certain information regarding the Company's facilities as of December 31, 2001:

		# of Locations			# of Spaces
States/Provinces
	Airports and Urban Cities	Airport	Urban	Total	Airport	Urban	Total
Alabama	Airports	3		3	1,430		1,430
Alaska	Airports	2		2	3,200		3,200
Arizona	Phoenix		19	19		17,864	17,864
British Columbia	Richmond, Vancouver, Victoria and Whistler		38	38		3,192	3,192
California	Airports, Los Angeles, Long Beach, Sacramento, San Diego, San Francisco, and San Jose	7	526	533	25,384	173,170	198,554
Colorado	Airports, Colorado Springs, and Denver	2	22	24	9,752	13,787	23,539
Connecticut	Airports, Greenwich and Stamford	9	1	10	8,500	850	9,350
District of Columbia	Washington, DC		47	47		17,140	17,140
Delaware	Wilmington		1	1		473	473
Florida	Airports, Miami, Orlando and Pensacola	8	65	73	8,524	35,688	44,212
Georgia	Airports and Atlanta	2	18	20	2,142	13,817	15,959
Hawaii	Airports and Honolulu	3	48	51	2,393	18,447	20,840
Iowa	Airports	2		2	3,487		3,487
Idaho	Airports	1		1	372		372
Illinois	Airports and Chicago	9	190	199	30,540	102,149	132,689
Indiana	Airports, Indianapolis and Ft. Wayne	1	15	16	1,234	5,190	6,424
Kansas	Topeka, Wichita, and Bonner Springs		4	4		13,894	13,894
Kentucky	Louisville		2	2		716	716
Louisiana	Airports and New Orleans	1	49	50	1,302	17,488	18,790
Maine	Airports and Portland	4	1	5	2,090	528	2,618
Maryland	Baltimore, Bethesda and Towson		20	20		5,502	5,502
Massachusetts	Boston, Cambridge, Worchester and Medford		134	134		53,873	53,873
Michigan	Airports, Detroit and Southfield	6	7	13	5,879	5,719	11,598
Minnesota	Airports, Minneapolis and St. Paul	6	41	47	21,501	19,575	41,076
Missouri	Airports and Kansas City	16	95	111	24,242	20,608	44,850
Montana	Airports and Great Falls	4	4	8	1,952	2,217	4,169
Nebraska	Airports	2		2	1,307		1,307
Nevada	Las Vegas and Reno		4	4		1,484	1,484
New Jersey	Airports and Newark	9	2	11	18,500	4,202	22,702
New Mexico	Airports	1		1	0		0
New York	Airports, Buffalo, Rochester and Westchester	6	40	46	7,259	19,133	26,392
North Carolina	Charlotte		1	1		818	818
North Dakota	Airports	2		2	1,415		1,415
Ohio	Airports, Akron, Cleveland, Cincinnati, Columbus and Toledo	6	114	120	10,373	56,126	66,499
Ontario	North York, Scarborough and Toronto		42	42		36,375	36,375
Oregon	Airports	3		3	2,231		2,231
Pennsylvania	Airports and Wilkes Barre	2	1	3	1,600	431	2,031
Quebec	Airports	4		4	9,405		9,405
Rhode Island	Providence		4	4		6,045	6,045
South Carolina	Airports	4		4	4,232		4,232
South Dakota	Airports	2		2	1,508		1,508
Tennessee	Airports, Memphis and Nashville	2	17	19	3,077	5,146	8,223
Texas	Airports, Dallas, Forth Worth and Houston	4	99	103	4,341	83,863	88,204
Utah	Salt Lake City		2	2		5,780	5,780
Virginia	Airports, Alexandria, Richmond and Virginia Beach	6	111	117	3,468	27,308	30,776
Washington	Airports, Seattle, Carmel, Kirkland, Tacoma and Bellingham	2	14	16	822	2,975	3,797
Wisconsin	Airports and Milwaukee	10	9	19	9,885	1,688	11,573

	Totals	151	1,807	1,958	233,347	793,261	1,026,608

        The Company has interests in 19 joint ventures that each operates between one and three parking facilities. The Company is the general partner of seven limited partnerships that each operates between one and twelve parking facilities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Summary of Operating Facilities."

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

ITEM 3. LEGAL PROCEEDINGS

        The Company is subject to various claims and legal proceedings that consist principally of lease and contract disputes and include litigation with The County of Wayne relating to the management of parking lots at the Detroit Metropolitan Airport. The Company considers these claims and legal proceedings to be routine, and incidental to the Company's business, and in the opinion of management, the ultimate liability with respect to these proceedings and claims will not materially affect the financial position, operations, or liquidity of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        There is no public trading market for the common stock of AP Holdings.

        AP Holdings did not pay a dividend in respect of its common stock in 2001, 2000 or 1999. AP Holdings paid dividends in respect of its preferred stock in additional shares of preferred stock, aggregating $5.0 million, $4.4 million and $3.6 million in 2001, 2000 and 1999, respectively.

        APCOA/Standard did not pay a cash dividend in respect of its common stock in 2001, 2000 or 1999. By the terms of the Company's amended senior credit facility, the Company is restricted from paying cash dividends on its capital stock while such facility is in effect. The Company accrued dividends in respect of its Redeemable Preferred Stock in additional shares of Redeemable Preferred Stock aggregating $6.4 million, $5.7 million and $5.1 million in 2001, 2000 and 1999, respectively.

        On March 11, 2002, APCOA/Standard issued shares of its Series D Redeemable Convertible Preferred Stock (the "Series D Stock") to AP Holdings in exchange for shares of APCOA/Standard Series C Preferred Stock on terms which the Company believes are no less favorable than what normally would be obtained through arms length transactions. The Series D Stock was issued without registration in reliance on section 4(2) of the Securities Act of 1933, as amended. The exemption was available on the basis that the issued shares were offered solely to APCOA's only shareholder and were not, therefore, the subject of a public offering. If, upon the occurrence of an initial public offering, APCOA/Standard does not elect to redeem all of the shares of the Series D Stock, APCOA/Standard or, if APCOA/Standard does not make an election, the holder thereof, may elect to convert all of such holder's shares of the Series D Stock into a number of shares of APCOA/Standard's capital stock offered in such initial public offering equal to, on a per-share basis, the quotient of 118% of the liquidation amount plus an amount equal to 118% of all accrued but unpaid dividends divided by the price per share of APCOA/Standard's capital stock sold in such initial public offering.

        The indenture governing the Company's Senior Subordinated Notes and 14% Senior Subordinated Second Lien Notes also limits the Company's ability to pay cash dividends. Unless the Company meets certain financial ratios, it may not pay dividends in respect of its stock except for those payable in additional shares of stock.

        There are no restrictions on the ability of APCOA/Standard's wholly owned subsidiaries to pay cash dividends to APCOA/Standard.

Other Events

        As previously disclosed in Item 3 of AP Holdings' Form 10-Q for the quarter ended September 30, 2000, the bankruptcy filing of AmeriServe Food Distribution, Inc. on January 31, 2000 was a default under certain debt instruments of Holberg Industries, Inc., ("Holberg") the former parent of AP Holdings. As a result of such defaults, the creditors of Holberg could have taken control of Holberg or AP Holdings. A change in control of Holberg or AP Holdings would also constitute a change in control of APCOA/Standard under APCOA/Standard's debt instruments and of AP Holdings under its bond indenture.

        On March 5, 2001, Holberg restructured certain of its debt and eliminated the defaults thereunder, thereby eliminating the possibility of a change of control of AP Holdings under its bond indenture or the possibility of a change in control of APCOA/Standard under the APCOA/Standard debt instruments as a result of such defaults (see Item 12).

        Steamboat Holdings, Inc. ("Steamboat") owns all of the outstanding common stock of AP Holdings, and has pledged such stock to lenders to secure its borrowings. If Steamboat experiences certain defaults on its debt obligations, its creditor may be able to seize AP Holdings' common stock. Steamboat is currently in default under an existing bank loan. This creditor can not currently seize AP Holdings' capital stock but would have the ability to seize its stock in 2006 if this default is not cured. If Steamboat violates certain other covenants of this debt obligation, the lender would have an immediate ability to seize AP Holdings' stock. If the lender elected to foreclose on the stock, it would result in a change of control of AP Holdings. A change of control of AP Holdings could lead to an event of default under debt instruments under which AP Holdings is a borrower, which could cause a change of control under the indentures governing our 9 1/4% Senior Subordinated Notes due 2008 and our 14% Senior Subordinated Second Lien Notes due 2006. Consequently, an event of default by AP Holdings pursuant to its debt instruments could in turn lead to an event of default by the Company under its senior credit facility and other debt instruments. There can be no assurance that Steamboat will cure its existing default or will not default in a manner giving its creditor a right to seize AP Holdings' stock.

        On January 18, 2002, a wholly-owned subsidiary of Steamboat Holdings, Inc. ("Steamboat") owning more than 90% of the outstanding shares of AP Holdings merged into AP Holdings resulting, by operation of law, in AP Holdings becoming a wholly owned subsidiary of Steamboat. Steamboat issued to the former minority shareholders of AP Holdings promissory notes in the amount of $378.78 per share surrendered pursuant to the merger. As of March 19, 2002, two former shareholders of AP Holdings had elected to exercise their appraisal rights.

ITEM 6. SELECTED HISTORICAL FINANCIAL DATA

        The following table presents selected historical consolidated financial data at and for the years ended December 31, 2001, 2000, 1999, 1998 and 1997, which has been derived from the audited financial statements of AP Holdings. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical consolidated financial statements and notes thereto included elsewhere herein.

	Year Ended December 31,
	2001	2000	1999	1998(1)	1997
Income Statement Data:
Parking services revenue	$243,814	$252,482	$247,899	$195,517	$117,704
Cost of parking services	186,827	192,345	193,094	155,230	94,846
General and administrative expenses	32,921	36,171	32,453	23,506	13,528
Other special charges	15,869	5,178	6,852	18,050	—
Depreciation and amortization	15,501	12,635	9,343	7,435	3,767

Operating (loss) income	(7,304)	6,153	6,157	(8,704)	5,563
Interest expense, net	24,526	23,638	21,136	14,541	3,243
Bad debt provision related to non-operating receivables	4,805	—	—	—	—
Minority interest expense	209	341	468	487	321
Income tax expense	406	503	752	430	140
Extraordinary loss	—	—	—	2,816	—

Net (loss) income	$(37,250)	$(18,329)	$(16,199)	$(26,978)	$1,859

Other Data:
Gross customer collections	$1,505,645	$1,545,690	$1,369,319	$1,026,085	$476,183
Capital expenditures	(1,537)	4,684	10,261	7,691	2,357
Net cash provided by (used in):
Operating activities	7,664	(3,217)	(17,709)	(16,381)	931
Investing activities	(1,547)	(4,897)	(13,531)	(96,025)	(3,592)
Financing activities	(1,625)	7,240	16,844	128,267	3,451
Effect of exchange rate changes	(429)	(802)	428	—	—
Number of managed locations	1,625	1,560	1,422	1,165	378
Number of leased locations	333	364	404	439	267
Number of total locations	1,958	1,924	1,826	1,604	645
Number of parking spaces	1,026,608	1,033,587	1,012,000	794,000	273,000
Balance Sheet Data (at end of year):
Cash and cash equivalents	$7,602	$3,539	$5,215	$19,183	$3,322
Working capital (deficiency)	(22,482)	(12,099)	(12,180)	(9,119)	(17,059)
Total assets	192,234	208,252	213,270	212,657	59,095
Total debt	236,587	229,972	216,749	193,605	38,283
Redeemable preferred stock	41,234	36,281	31,924	—	8,728
Common stock of subsidiary subject to put/call rights	8,500	6,304	4,589	4,589	—
Stockholders' deficit	(176,745)	(137,170)	(111,535)	(59,020)	(22,259)

(1)
Includes the results of Standard Parking effective March 30, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion of AP Holdings' results of operations should be read in conjunction with the consolidated financial statements of AP Holdings and the notes thereto included elsewhere herein.

Overview

        APCOA/Standard operates in a single reportable segment operating parking facilities under two types of arrangements: management contracts and leases. Under a management contract, APCOA/Standard typically receives a base monthly fee for managing the property, and may also receive a small incentive bonus based on the achievement of facility revenues above a base amount among other factors. In some instances, APCOA/Standard also receives certain fees for ancillary services. Typically, all of the underlying revenues, expenses and capital expenditures under a management contract flow through to the property owner rather than to APCOA/Standard. Under lease arrangements, APCOA/Standard generally pays to the property owner either a fixed annual rental, a percentage of gross customer collections or a combination thereof. APCOA/Standard collects all revenues under lease arrangements and is responsible for most operating expenses, but it is typically not responsible for major maintenance or capital expenditures. As of December 31, 2001, the Company operated approximately 83% of its 1,958 parking facilities under management contracts and approximately 17% under leases.

        Gross customer collections.    Gross customer collections consist of gross receipts collected at all leased and managed properties, including unconsolidated affiliates.

        Parking services revenue—lease contracts.    Parking services revenues related to lease contracts consist of all revenues received at a leased facility, including development fees, gains on sales of contracts and payments for exercising termination rights.

        Parking services revenue—management contracts.    Management contract revenue consists of management fees, including both fixed and revenue-based fees, and fees for ancillary services such as accounting, equipment leasing, payments received for exercising termination rights, consulting, insurance and other value-added services with respect to managed locations. Management contract revenue excludes gross customer collections at such locations. Management contracts generally provide APCOA/Standard a management fee regardless of the operating performance of the underlying facility.

        Cost of parking services—lease contracts.    The cost of parking services under a lease arrangement consists of contractual rental fees paid to the facility owner and all operating expenses incurred in connection with operating the leased facility. Contractual fees paid to the facility owner are based on either a fixed contractual amount or a percentage of gross revenue, or a combination thereof. Generally under a lease arrangement, APCOA/Standard is not responsible for major capital expenditures or property taxes.

        Cost of parking services—management contracts.    The cost of parking services under a management contract is generally passed through to the facility owner. As a result, these costs are not included in the results of operations of the Company. Several APCOA/Standard contracts, which are referred to as reverse management contracts, however, require APCOA/Standard to pay for certain costs that are offset by larger management fees.

        General and administrative expenses.    General and administrative expenses include salaries, wages, travel and office related expenses for the headquarters, field offices, supervisory employees and management fees.

Summary of Operating Facilities

        The following table reflects the Company's facilities at the end of the periods indicated:

	December 31, 2001	December 31, 2000	December 31, 1999
Managed Facilities	1,625	1,560	1,422
Leased Facilities	333	364	404

Total Facilities	1,958	1,924	1,826

        The Company's strategy is to add locations in core cities where a concentration of locations improves customer service levels and operating margins. In general, contracts added as set forth in the table above followed this strategy.

Results of Operations

        The following information should be read in conjunction with the Consolidated Financial Statements.

	Year Ended December 31,
	2001	2000	1999
	(in thousands)
Gross customer collections	$1,505,645	$1,545,690	$1,369,319

Parking services revenue:
Lease contracts	$156,411	$181,828	$196,441
Management contracts	87,403	70,654	51,458

	243,814	252,482	247,899
Cost of parking services:
Lease contracts	142,555	159,702	172,217
Management contracts	44,272	32,643	20,877

	186,827	192,345	193,094
General and administrative expenses	32,921	36,171	32,453
Other special charges	15,869	5,178	6,852
Depreciation and amortization	15,501	12,635	9,343

Operating (loss) income	(7,304)	6,153	6,157
Interest expense, net	24,526	23,638	21,136
Bad debt provision related to non-operating receivable	4,805	—	—
Minority interest	209	341	468
Income tax expense	406	503	752
Net loss	$(37,250)	$(18,329)	$(16,199)

        In analyzing the gross margins of APCOA/Standard, it should be noted that the cost of parking services for parking facilities under management contracts incurred in connection with the provision of management services is generally paid by the clients. Several management contracts, however, which are referred to as reverse management contracts, require APCOA/Standard to pay for certain costs that are offset by larger management fees. Margins for lease contracts vary significantly not only due to operating performance, but also variability of parking rates in different cities and varying space utilization by parking facility type and location.

        The attacks that occurred on September 11th had an immediate effect on the Company's business at all 74 airports the Company operates and, to a lesser extent, at isolated urban facilities near governmental institutions. Although business at airports had been declining prior to the September 11th attacks, an immediate significant decrease in airport revenues occurred following those attacks. Parking revenue at the airports served by the Company declined 45.3% during the period of September 16-30, 2001, compared to the same period of 2000. Revenues at airports have recovered since the attacks to a 16.6% decline for the period December 15-30, 2001, and has improved further to a 10.9% decline for the period February 16-28, 2002 as compared to the same periods in the prior year. The Company does not know what the lasting effect of the September 11th attacks will be. However, there remain in place several stringent security measures that prohibit parking within a certain distance of the terminal, which continues to impact utilization of parking spaces. The airport parking and transportation market represents approximately 21% of the Company's gross profit.

        The results of the Company for the year ended December 31, 2001, reflect depreciation and amortization expense of $15.5 million. The Company estimates that, with the application of SFAS No. 142 for goodwill and other intangible assets and the disposition of certain assets in 2001, depreciation and amortization for the year ended December 31, 2002 will approximate $6.0 million.

Fiscal 2001 Compared to Fiscal 2000

        Gross customer collections.    Gross customer collections decreased $40.1 million, or 2.6%, to $1,505.6 million in fiscal 2001, compared to $1,545.7 million in fiscal 2000. This decrease is attributable to the attacks of September 11th, which impacted all airport operations, special event venues and hotels and the cancellation of the Detroit Airport contract in the fourth quarter of 2000, which was partially offset by the net increase of 34 new contracts.

        Parking services revenue—lease contracts.    Lease contract revenue decreased $25.4 million, or 14.0%, to $156.4 million in the year ended December 31, 2001, compared to $181.8 million in the year-ago period. This decrease resulted from the net reduction of 31 leases through contract expirations, conversions to management contracts and the attacks of September 11th.

        Parking services revenue—management contracts.    Management contract revenue increased $16.7 million, or 23.7%, to $87.4 million in the year ended December 31, 2001, compared to $70.7 million in the year-ago period. This increase resulted from the net increase of 65 contracts through internal growth; conversions from lease contracts, and the full year impact of the addition of a large airport contract in the second half of 2000. In addition, the Company received a payment of $4.8 million in 2001 related to the exercise of owner termination rights associated with certain management contracts.

        Cost of parking services—lease contracts.    Cost of parking for lease contracts decreased $17.1 million or 10.7%, to $142.6 million for the year ended December 31, 2001, from $159.7 million for the year-ago period. This decrease resulted from the net reduction of 31 leases through contract expirations and conversions to management contracts. Gross margin for leases declined to 8.9% during 2001 compared to 12.2% during 2000. This decrease was due to the loss of volume following the attacks of September 11th, and the reduction of 31 leases through contract expirations and conversions to management contracts.

        Cost of parking services—management contracts.    Cost of parking for management contracts increased $11.7 million or 35.9%, to $44.3 million for the year ended December 31, 2001, compared to $32.6 million for the year-ago period. This increase resulted from the net addition of 65 new contracts through internal growth, conversions from lease contracts and the full year impact of the addition of a large airport contract in the second half of 2000. Gross margin for management contracts declined to 49.3% during 2001 compared to 53.8% during 2000. Most management contracts have no cost of parking services related to them, as all costs are reimbursable to the Company. However, several contracts, which are referred to as reverse management contracts, require the Company to pay for certain costs that are offset by larger management fees. This increase in cost of parking management contracts was related to the addition of several contracts of this type.

        General and administrative expenses.    General and administrative expenses decreased $3.3 million or 9.0%, to $32.9 million for the year ended December 31, 2001, compared to $36.2 million for the year-ago period. This decrease resulted from implementation of cost savings, staff reductions and operating efficiencies. In addition, in accordance with the management agreement, AP Holdings paid management fees of $2.0 million to Holberg.

        Other special charges.    AP Holdings and the Company recorded $15.9 million of other special charges for the year ended December 31, 2001, compared to $5.2 million for the period ending December 31, 2000. The charges for 2001 included $11.8 million related to the exchange (see Note D of the Notes to the Consolidated Financial Statements), $1.7 million related to a provision for abandoned businesses, $0.9 million for legal costs, $0.8 million in a provision for headquarters reorganization, $0.3 million in prior period retroactive insurance premium increases, $0.3 million in outside consultant costs related to prior periods, and $0.1 million in severance costs. The charges for 2000 included $2.5 million of severance costs, $0.9 million of prior period retroactive insurance premium increases, $1.3 million of incremental integration costs and other costs, and $0.5 million related to costs associated with terminated locations.

        Non-operating income (expense).    AP Holdings recorded a $4.8 million bad debt provision related to non-operating receivables for the year ended December 31, 2001, compared to no charges for the period ending December 31, 2000. The 2001 bad debt provision for non-operating receivables relates to advances to and deposits with affiliates that had previously been reclassified from a long-term asset to stockholders' deficit. This provision was made due to uncertainty regarding the ability of the affiliates to repay such amounts.

        Other income and expense.    Interest expense, net of interest income increased $0.9 million to $24.5 million in 2001, from $23.6 million in 2000. Minority interest decreased $0.1 million to $0.2 million in 2001 from $0.3 million in 2000. Income tax expense decreased $0.1 million, to $0.4 million in 2001 from $0.5 million in 2000.

Fiscal 2000 Compared to Fiscal 1999

        Gross customer collections.    Gross customer collections increased $176.4 million, or 12.9%, to $1,545.7 million in fiscal 2000, compared to $1,369.3 million in fiscal 1999. This increase is attributable to the addition of 117 locations during the period and growth at existing locations.

        Parking services revenue—lease contracts. Lease contract revenue decreased $14.6, million or 7.4%, to $181.8 million in the year ended December 31, 2000, compared to $196.4 million in the year-ago period. This decrease resulted from the net reduction of 37 leases through contract expirations and conversions to management contracts. One large airport lease contract was converted to a management contract in the second half of 2000, a large airport contract was lost in the second half of 1999, and a change was made in reclassification of reimbursable costs.

        Parking services revenue—management contracts.    Management contract revenue increased $19.2 million, or 37.3% to $70.7 million in the year ended December 31, 2000, compared to $51.5 million in the year-ago period. This increase resulted from the net increase of 154 contracts through internal growth, conversions from lease contracts, an addition of a large airport contract in the second half of 2000 and a conversion of a large airport contract from a lease to a management contract.

        Cost of parking services—lease contracts.    Cost of parking for lease contracts decreased $12.5 million, or 7.3%, to $159.7 million for the year ended December 31, 2000, from $172.2 million during the year-ago period. This decrease resulted from the net reduction of 37 leases through contract expirations, conversions to management contracts and the loss of one large airport contract in the second half of 1999. Gross margin for leases declined slightly to 12.2% during 2000 compared to 12.3% during 1999. The nominal decrease was due to slightly higher operating expenses.

        Cost of parking services—management contracts.    Cost of parking for management contracts increased $11.8 million, or 56.4%, to $32.6 million for the year ended December 31, 2000, compared to $20.8 million in 1999. The increase resulted from the addition of a net total of 154 new contracts through internal growth and conversions from lease contracts. Gross margins for management contracts declined to 53.8% in the year 2000 compared to 59.4% in the previous year. Most management contracts have no cost of parking services related to them as all costs are reimbursable to the Company. However, several contracts, which are referred to as reverse management contracts, require the Company to pay for certain costs that are offset by larger management fees. The increase in cost of parking management contracts was related to the addition of several contracts of this type.

        General and administrative expenses.    General and administrative expenses increased $3.6 million, or 11.3%, to $36.1 million during 2000 compared to $32.5 million during 1999. This increase resulted from investment in the Company's infrastructure in the first half of 2000.

        Other special charges.    AP Holdings and the Company recorded $5.2 million of other special charges during 2000. The charge included $2.5 million of severance costs, $0.9 million of prior period retroactive insurance premium increases, $1.3 million of incremental integration costs and other and $0.5 million related to costs associated with terminated transactions.

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

Liquidity and Capital Resources

        For the period ended December 31, 2001, APCOA/Standard was required to record an $8.1 million bad debt provision relating to advances to and deposits with AP Holdings that had previously been reclassified from a long-term asset to stock holders deficit. This provision was made due to uncertainty regarding the ability of AP Holdings to repay such amounts without potentially receiving distributions from the Company.

        On January 11, 2002, APCOA/Standard completed a restructuring of its publicly issued debt and AP Holdings restructured a portion of its publicly issued debt. APCOA/Standard exchanged $91.1 million of its outstanding 9 1/4% Senior Subordinated Notes due 2008 for $59.3 million of its newly issued 14% Senior Subordinated Second Lien Notes due 2006 and shares of its newly issued 18% Senior Convertible Redeemable Preferred Stock. As part of these transactions, APCOA/Standard also received $20.0 million in cash. The cash was used to repay borrowings under APCOA/Standard's old credit facility, repurchase shares of existing redeemable Series C preferred stock owned by AP Holdings and pay expenses incurred in connection with the transaction (including approximately $3.0 million to AP Holdings as a transaction advisory fee).

        AP Holdings received a consent from Fiducia, a holder of the majority in principal amount of its outstanding 11 1/4% Senior Discount Notes due 2008 to amend the terms of the notes to remove substantially all restrictive covenants and related definitions and events of default. In addition, this holder agreed to delay their receipt of cash interest payments on its notes until March 15, 2007.

        In accordance with the exchange agreement, on January 25, 2002 AP Holdings purchased $9,032,000 in face amount of the 11 1/4% Senior Discount Notes for an aggregate purchase price of $858,040 utilizing the proceeds received from the Company for the redemption of the Series C Preferred. On February 20, 2002 AP Holdings purchased $11,000,000 in face amount of the 11 1/4% Senior Discount Notes for an aggregate purchase price of $742,500 utilizing the proceeds received from the Company for the redemption of the Series C Preferred. AP Holdings may, from time to time, continue to use its available funds to redeem, repurchase, or retire its indebtedness through open market purchases, privately negotiated acquisitions, or otherwise.

        As a result of day-to-day activity at the parking locations, APCOA/Standard collects significant amounts of cash. Lease contract revenue is generally deposited into local APCOA/Standard bank accounts, with a portion remitted to the clients in the form of rental payments according to the terms of the leases. Under management contracts, some clients require APCOA/Standard to deposit the daily receipts into a local APCOA/Standard bank account, with the cash in excess of the Company's operating expenses and management fees remitted to the client at negotiated intervals. Other clients require the Company to deposit the daily receipts into client accounts and the clients then reimburse the Company for operating expenses and pay the Company's management fee subsequent to month-end. Some clients require a segregated account for the receipts and disbursements of locations.

        Gross daily collections are collected by APCOA/Standard and deposited into banks in one of three methods, which impact Company's investment in working capital: (i) locations with revenues deposited into APCOA/Standard's bank accounts reduce the Company's investment in working capital, (ii) locations that have segregated accounts generally require no investment in working capital and (iii) accounts where the revenues are deposited into the clients' accounts increase the Company's investment in working capital. The Company's average investment in working capital depends on its contract mix. For example, an increase in contracts that required all cash deposited in our bank accounts reduces our investment in working capital and improves our liquidity. During the period of January 1, 2001 to December 31, 2001, a decrease in these types of contracts resulted in a loss of liquidity to us of approximately $2.4 million.

        APCOA/Standard's liquidity also fluctuates on an intra-month and intra-year basis depending on the contract mix and timing of significant cash payments such as the Company's semi-annual interest payments. Additionally, the Company's ability to utilize cash deposited into APCOA/Standard local accounts is dependent upon the availability and movement of that cash into the Company's corporate account. For all these reasons, the Company from time to time carries significant cash balances, while at the same time utilizing the senior credit facility.

        APCOA/Standard is required under certain contracts to provide performance bonds. These bonds are renewed on an annual basis. The market for performance bonds has been severely impacted by the events of September 11 and general economic conditions. Consequently, the market has contracted resulting in an industry-wide requirement to provide additional collateral to the surety providers.

        As of December 31, 2001, APCOA/Standard had provided $3.0 million in letters of credit to collateralize its current program. APCOA/Standard expects that it will have to provide additional collateral as the current bonds reach their respective expiration dates. While APCOA/Standard expects that it will be able to provide sufficient collateral, given the market conditions there can be no assurance that the Company will be able to do so.

        Based on the Company's current level of operations, APCOA/Standard believes its cash flow from operations, available cash and available borrowings under the senior credit facility will be adequate to meet its future liquidity needs through the maturity of its amended senior credit agreement.

        APCOA/Standard's ability to generate cash from operations is partially dependent upon cash collected and generated from airport parking facilities. As a result of reduced air traffic and the impact of restrictions on the use of parking facilities within 300 feet of airport terminals and also reduced traffic at hotel and retail facilities, the Company may continue to experience a reduction in its revenue and cash flow from these operations.

Fiscal 2001 Compared to Fiscal 2000.

        AP Holdings had cash and cash equivalents of $7.6 million at December 31, 2001 compared to $3.5 million at December 31, 2000.

        Net cash provided by operating activities totaled $7.7 million for 2001 compared to cash used of $3.2 million for 2000. Cash provided during 2001 included $6.5 million from a decrease in accounts receivable due to improved collections, and a reduction of activity at certain client locations, $0.9 million from a decrease in advances and deposits, a $0.6 million decrease in prepaids, offset by a $0.2 million decrease in other items.

        Net cash used in investing activities totaled $1.5 million in 2001 compared to cash used of $4.9 million in 2000. Cash used in investing for 2001 included capital expenditures of $1.5 million for capital investments to secure and/or extend leased facilities and investment in information system enhancements.

        Net cash used in financing activities totaled $1.6 million in 2001, compared to cash provided from financing activities of $7.2 million in 2000. The 2001 activity included $2.8 million in cash used for repayments on long-term borrowings and joint venture borrowings and $1.7 million in debt issuance costs in connection with amendments to the Company's senior credit facility and the amended and restated credit agreement. (See Note D). In addition, the Company provided funds from increases in borrowings on its senior credit facility of $1.7 million. AP Holdings issued demand notes to a party related to John V. Holten, Chairman and a Director of AP Holdings, which in the aggregate amounted to $1.2 million. Borrowings under the demand notes bear interest at variable rates. On January 11 2002, AP Holdings redeemed the notes plus interest in full.

Fiscal 2000 Compared to Fiscal 1999

        AP Holdings had cash and cash equivalents of $3.5 million at December 31, 2000 compared to $5.2 million at December 31, 1999.

        Net cash used in operating activities totaled $3.2 million for 2000, compared to cash used of $17.7 million for 1999. Cash used during 2000 included $5.2 million of cash for other special charges, $2.8 million in final rent payment for terminated lease contracts, $2.5 million held for a client construction project and $1.2 million in compensation and other items. Notes and accounts receivable increased $4.1 million in 2000 relating to new contracts and existing locations. Cash was provided by an increase in accounts payable of $9.8 million primarily related to an increase in the number of clients depositing revenues into APCOA/Standard banks from segregated accounts of $6.0 million and an increase of $3.8 million in trade accounts payable. Other assets declined by $1.1 million.

        Net cash used in investing activities totaled $4.9 million in 2000 compared to cash used of $13.5 million in 1999. Cash used in investing included capital expenditures of $4.9 million for capital investments to secure and/or extend leased facilities and investment in information system enhancements.

        Net cash provided by financing activities totaled $7.2 million in 2000 compared to cash provided from financing activities that totaled $16.8 million in 1999. The 2000 activity included $8.9 million in borrowings from the senior credit facility, which was partially offset by repayments on long term borrowings and joint venture borrowings of $1.3 million. In addition, the Company incurred additional debt issuance costs of $0.3 million in connection with amendments to the Company's senior credit facility.

Other Liquidity and Capital Resources Information

        The Company entered into an amended and restated credit agreement as of January 11, 2002 with the LaSalle Bank National Association ("LaSalle") and Bank One, N.A., ("Bank One") (the lenders under our prior senior credit facility) that restructures our prior $40.0 million senior credit facility ("Facility") into a new senior credit facility ("New Facility"). The new facility consists of a $25.0 million revolving credit facility provided by LaSalle, which will expire on March 1, 2004 and a $15.0 million term loan held by Bank One amortizing with $5.0 million due on December 31, 2002 and the remainder due on March 10, 2004. APCOA/Standard utilizes the revolving new facility to provide readily accessible cash for working capital purposes and general corporate purposes and to provide standby letters of credit. The revolving new facility provides for cash borrowings up to the lesser of $25.0 million or 80% of our eligible accounts receivable (as defined therein) and includes a letter of credit facility with a sublimit of $8.0 million (or such greater amount as LaSalle may agree to for letters of credit). The revolving new facility bears interest based, at our option, either on LIBOR plus 3.75% or the Alternate Base Rate (as defined below) plus 1.50%. We may elect interest periods of 1, 2, or 3 months for LIBOR based borrowings. The Alternate Base Rate is the higher of (i) the rate publicly announced from time to time by LaSalle as its "prime rate" and (ii) the overnight federal funds rates plus 0.50%. LIBOR will at all times be determined by taking into account maximum statutory reserves required (if any). The interest rate applicable to the term loan is a fixed rate of 13.0%, of which cash interest at 9.5% will be payable monthly in arrears and 3.5% will accrue without compounding and be payable on March 10, 2004 or earlier maturity, whether pursuant to any permitted prepayment acceleration or otherwise. The new senior credit facility includes covenants that limit our ability to incur additional indebtedness, issue preferred stock or pay dividends and will contain certain other restrictions on our activities. It is secured by substantially all of the Company's existing and future domestic subsidiaries' existing and after-acquired assets (including 100% of the stock of the Company's existing and future domestic subsidiaries and 65% of the stock of the Company's existing and future foreign subsidiaries), by a first priority pledge of all of the common stock of the Company owned by

AP Holdings, and by all other existing and after-acquired property of AP Holdings. At March 28, 2002 the Company had $3.0 million of letters of credit outstanding under the new facility and borrowings against the new facility aggregated $28.0 million.

        At December 31, 2001 the Company's old senior credit facility provided cash borrowings up to $40.0 million with sublimits for letters of credit up to $10.0 million, at variable rates based, at the Company's option, either on LIBOR, the overnight federal funds rate, or the bank's base rate. At December 31, 2001, the Company had $3.0 million of letters of credit outstanding under the Facility and borrowings against the facility aggregated $28.6 million. The facility was amended on March 30, 2000, with the principal changes to the agreement providing for revisions to interest rates charged on borrowings and certain financial covenants. The facility was amended on May 12, 2000, with the principal change to the agreement relating to the definition of a change in control. The facility was amended on November 14, 2000, with the principal changes to the agreement providing for revisions to interest rates charged on borrowings and certain financial covenants. The facility was amended on March 30, 2001 with the principal changes to the agreement providing for revisions to interest rates charged on borrowings, certain financial covenants, a change to restore the original borrowing limits, and a change in the expiration date from March 30, 2004 to July 1, 2002. The facility was amended as of September 30, 2001, with the principal changes to the agreement providing for revisions to certain financial covenants.

        AP Holdings and the Company have significant indebtedness. As of December 31, 2001, AP Holdings and the Company had indebtedness under Senior Subordinated Notes, Senior Discount Notes, Senior Credit Facility, joint venture debentures, capital lease obligations and other asset financing totaling approximately $236.6 million. Had the exchange offer closed on December 31, 2001, AP Holdings and the Company's indebtedness under its 9 1/4% Senior Subordinated Notes, 11 1/2% Senior Discount Notes, 14% Senior Subordinated Second Lien Notes, Amended Senior Credit Facility, Joint Venture Debentures, Capital Lease Obligations and other asset financing would have totaled $212.1 million.

        AP Holdings and the Company's ability to meet its anticipated future requirements for working capital, capital expenditures, scheduled payments of interest and principal on its indebtedness depends on the Company's future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control. Based upon the current level of operations and anticipated growth, the Company believes that, together with available borrowings under its Facility, and new Facility its cash flow and available liquidity will be adequate to meet the Company's anticipated requirements up to the expiration date of the new Facility. However, there can be no assurance that the Company's business will generate sufficient cash flow or that future borrowings will be available in an amount sufficient to enable the Company to meet its future requirements or that any refinancing of existing indebtedness (including the Company's new Facility and the Bank One Term Loan) would be available on commercially reasonable terms, or at all.

        The Company has lease commitments of $28.0 million for fiscal 2002. The leased properties generate sufficient cash flow to meet the base rent payments.

        If the Company identifies investment opportunities requiring cash in excess of the Company's cash flows and existing cash, the Company may borrow under the amended Senior Credit Facility.

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

        The Company has in the past pursued a strategy of growth through acquisition. On April 1, 1999, the Company acquired the assets of Pacific Rim Parking, Inc. ("Pacific Rim") in Los Angeles for $.75 million in cash and up to $.75 million in non-interest bearing notes payable over five years. On May 1, 1999 the Company acquired various contracts of System Parking Inc. in Atlanta for $.25 million in cash. Effective as of July 1, 1999 the Company acquired all of the outstanding stock of Universal Park Holdings, Inc., operating under the names U-Park and Select Valet Parking, in Vancouver B.C. for $1.61 million. All of the acquisitions have been accounted for under the purchase method. The historical operating results of the businesses prior to acquisition were not material relative to the consolidated results of APCOA/Standard. There can be no assurance as to the Company's ability to effect future acquisitions, nor as to the effect of any such acquisition on the Company's operations, financial condition and profitability.

        The exchange offer completed in the recapitalization on January 11, 2002 will be accounted for as a "modification of terms" type of troubled debt restructuring as prescribed by FASB Statement No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings ("FAS 15"). Under this type of FAS 15 troubled debt restructuring, an effective reduction in principal or accrued interest does not result in the debtor recording a gain as long as the future contractual payments (principal and interest combined) under the restructured debt are more than the carrying amount of the debt before the restructuring. Instead, the carrying amount of the original debt or investment is not adjusted, and the effects of any changes are reflected in future periods as a reduction in interest expense. That is, a constant effective interest rate is applied to the carrying amount of the debt between restructuring and maturity. The effective interest rate is the discount rate that equates the present value of the future cash payments specified by the new terms with the unadjusted carrying amount of the debt.

        In addition, under FAS 15, when a debtor issues an equity interest in partial satisfaction of debt in conjunction with a modification of terms, the debtor recognizes no gain and the equity is recorded at its estimated fair value. Legal fees and other direct costs incurred by a debtor to effect a troubled debt restructuring are expensed as incurred, except for amounts incurred directly in granting an equity interest, if any.

        Based on the proposed terms, the accounting for this exchange under FAS 15 would be as follows:

  •
  No gain will be recognized by us for the excess of (a) the principal of the unregistered notes exchanged for the registered notes, over (b) the principal of the registered notes.

  •
  The unrecorded gain, which will remain part of the carrying value of the debt, will be amortized as a reduction to future interest expense using an effective interest rate applied to the combined balance of the unregistered and registered notes.

Business Risks

To service our indebtedness we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

        Our ability to make payments on and to refinance our indebtedness, including the 9 1/4% senior subordinated notes, the Bank One Term Loan senior discount notes and the 14% senior subordinated second lien notes, and to fund working capital and planned capital expenditures will depend on our ability to generate cash in the future. This ability depends on general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

        Our working capital and liquidity may also be affected if a significant number of our clients require us to deposit all parking revenues into their respective accounts. This type of arrangement requires us to pay costs as they are incurred and receive reimbursement and our management fee after the end of the month. There can be no assurance that a significant number of our clients will not switch to the practice of requiring us to deposit all parking revenues into their respective accounts, which would result in a loss of liquidity.

        During 2001, the sureties of our performance bond program required us to collateralize a greater percentage of our performance bonds with letters of credit in order to issue new performance bonds or renew existing performance bonds upon their expiration. As a result, our available liquidity decreased. Any letters of credit used by us to collateralize surety bonds reduces the availability of funds under the senior credit facility or the amended senior credit agreement and limits funds available for debt service, working capital and capital expenditure requirements. If we are unable to provide sufficient collateral in the future, our sureties may not issue performance bonds to support our obligations under certain contracts. As of December 31, 2001, we had approximately $3.0 million of letters of credit as collateral for our sureties to issue performance bonds.

Our new performance bond surety program will likely require additional collateral to issue new performance bonds in support of our contracts, which will reduce our available working capital, and our sureties may refuse to issue performance bonds for us.

        Under substantially all of our contracts with municipalities and government entities and airports, we are required to provide a performance bond to support our obligations under the contract. Due to our financial condition and the financial state of the surety bond industry, during 2001, the sureties of our performance bond program required us to collateralize a greater percentage of their performance bonds with letters of credit. As a result, our working capital needs increased. If we are unable to provide sufficient collateral in the future, our sureties may not issue performance bonds to support our obligations under certain contracts.

        Our surety providers, as is customary in the industry, can refuse to provide us with new surety bonds. If our surety providers or any surety provider in the future refuses to provide us with surety bonds, there can be no assurance that we would be able to find alternate providers on acceptable terms, or at all. Our inability to provide surety bonds would prevent us from obtaining new business from those entities requiring performance bonds and from renewing contracts with those entities which require performance bonds. Our inability to provide surety bonds could also result in the loss of existing contracts. Failure to find a provider of surety bonds, and the resulting inability to bid for new or renew existing contracts, could have a material adverse effect on our business and financial condition.

Our business would suffer if the use of parking facilities we operate decreased.

        We expect to derive substantially all of our revenues from the operation and management of parking facilities. Our business would suffer if the use of parking facilities in urban areas or near airports decreased. Further, our success depends on our ability to adapt and improve our products in response to evolving client needs and industry trends. If demand for parking facilities is low due to decreased car and airplane travel, increased regulation, competition or other factors, our business, financial condition and results of operations and our ability to achieve sufficient cash flow to service our indebtedness, will be materially adversely affected. See "Business."

Our management contracts and leases expose us to certain risks.

        Our revenues, net income and cash flow are dependent on the performance of the parking facilities we lease and manage. This performance depends, in part, on our ability to negotiate favorable contract terms, the ability to control operating expenses, financial conditions prevailing generally and, in areas where parking facilities are located, the nature and extent of competitive parking facilities in the area, weather conditions at certain properties (particularly with respect to airports), governmental-mandated security measures at parking facilities (particularly with respect to airports) and the real estate market generally.

        Approximately 83% of our contracts to manage parking facilities are management contracts. Under these contracts, we receive a fixed management fee and, under certain contracts, an additional incentive bonus based on facility utilization among other factors. Many of these contracts are for a one year term and may be canceled by the client for various reasons, including developmental opportunities. Some are cancelable on as little as 30 days' notice without cause. Our only ability to continue in these facilities is based on the client's satisfaction with our performance.

        Approximately 17% of our contracts to manage parking facilities are leases. Although there is generally more potential for income from leased facilities than from management contracts, they also carry more risk. Under these lease contracts, we are obligated to pay a fixed lease charge to the owner of the facility, often regardless of the actual utilization of the facility. Maintenance and operating expenses for leased facilities are borne by us and are not passed through to the owner, as is the case with management contracts. A decline in facility utilization could result in our lease payments exceeding the revenues we receive for running the parking facility. Approximately 12% of these leases are at or around airports. The client for various reasons, including developmental opportunities, may cancel many of these contracts. Some are cancelable on as little as 30 days' notice without cause.

        We are the lessee under a 25-year lease (that expires on April 6, 2025) with the State of Connecticut under which we lease the surface parking and 3,500 new garage parking spaces at Bradley International Airport in Windsor Locks, Connecticut. The parking garages were financed on April 6, 2000 with $47.7 million of special facility revenue bonds. The Bradley lease provides that we deposit with a fiduciary for the State all gross revenues collected from operations of the surface and garage parking, and the fiduciary pays debt service on the garage bonds, operating and capital maintenance expenses of the surface and garage parking facilities and specific annual guaranteed minimum payments to the State. Principal and interest on the Bradley special facility revenue bonds increases from approximately $3.6 million in lease year 2002 to approximately $4.5 million in lease year 2025. Annual guaranteed minimum payments to the State increase from approximately $8.3 million in lease year 2002 to approximately $10.3 million in lease year 2025.

        We have guaranteed the fiduciary's payments. To the extent there are insufficient parking revenues on hand with the fiduciary to make these payments, we are obligated to deliver the deficiency amount to the fiduciary within three business days of notice to us. We are responsible for this deficiency payment regardless of utilization of the Bradley parking facilities. Although the State has an obligation to raise parking rates to offset a decline in usage, there is no guarantee that the State will raise rates enough to offset a decline in usage or that any change in rates will result in revenues sufficient to cover the fiduciary's payments without a call on our guaranty. Subsequent to December 31, 2001, we have made deficiency payments of $0.7 million and expect to make an additional $0.4 million prior to July 2002. Further payments may be required.

        The loss, or renewal on less favorable terms, of a substantial number of management contracts or leases could have a material adverse effect on our business, financial condition and results of operations. In addition, because certain management contracts and leases are with state, local and quasi-governmental entities, changes to certain governmental entities' approaches to contracting regarding parking facilities could affect such contracts. A material reduction in the profit margins associated with ancillary services provided by us under our management contracts and leases, including increases in costs or claims associated with, or reduction in the number of clients purchasing, insurance provided by us, could have a material adverse effect on the business, financial condition and results of operations. To the extent that our management contracts and leases are cancelable without cause on

30-days' notice, most of these contracts would also be cancelable in the event of a bankruptcy, despite the automatic stay provisions under bankruptcy law.

Our business may be harmed as a result of continued terrorist attacks in the United States and Canada.

        The terrorist attacks of September 11, 2001, and any future terrorist attacks in the United States and Canada, may negatively impact our business and results of operations. Attacks have resulted in, and may continue to result in, increased government regulation of airlines and airport facilities, including the imposition of minimum distances between parking facilities and terminals resulting in the elimination of currently managed parking facilities, and increased security checks of employees at airport facilities. These types of regulations could impose costs on us which we may not be able to pass on to our clients and thereby reduce our revenues.

        In so far as these attacks have deterred, and continue to deter, people either from flying or congregating in public areas, demand for parking at airports and at urban centers may decline. This decline may result in fewer owners of these facilities hiring us to manage their parking facilities and lower incentive payments to us under those contracts where we receive an incentive bonus based on facility utilization among other factors. To the extent that these attacks cause or exacerbate a slowdown in the general economy resulting in reduced air travel, a similar effect may occur. An overall economic slowdown could reduce parking facility traffic at our facilities.

        There can be no assurance that continued terrorists attacks, an escalation of hostilities abroad or war would not have a material adverse impact on our business, financial condition and results of operations.

Our bad debt reserves may ultimately become inadequate.

        The current economic downturn and the economic impact of the terrorist attacks on September 11, 2001 have had an unknown impact on the financial condition of some of our clients. We expect that our clients involved in the airline and travel industries may be experiencing significant declines in revenue. Failure by our clients to pay us money owed, or failure to pay in a timely manner could have a material adverse effect on our business, financial condition and results of operations.

Increased government regulation of airports and reduced air travel may affect our performance.

        We operate a significant percentage of our parking facilities in and around airports. For the twelve months ended December 31, 2001, approximately 21% of our gross profit was derived from those operations. Effective September 13, 2001, the federal government prohibited parking within 300 feet of airport terminals, as they previously did during the Persian Gulf War in the early 1990s. While various government entities are still in the process of finalizing their rules regarding parking, as of December 31, 2001, all of our airport parking and airport transportation related facilities were affected by the attacks of September 11, 2001, including reduced air travel and regulation enacted following the attacks. While we believe that existing regulations may be relaxed in the future, future regulations may nevertheless prevent us from using a number of spaces. While airport business has rebounded significantly, they continue to experience some lingering effects resulting from the FAA regulation. Immediately after the September 11th attacks, parking revenue at our airports declined 45.3% during the period of September 16-30, 2001 as compared to the same period 2000. This percentage has improved to a 16.6% decline for the period December 15-30, 2001 and has improved further to a 10.9% decline for the period February 16-28, 2002, as compared to the same periods in the prior year. Reductions in the number of parking spaces and the number of air travelers may reduce our revenues and cash flow for both our leased facilities and those facilities we operate under management contracts.

We may be unable to renew our insurance coverage.

        Our current liability and worker's compensation insurance coverage expires on December 31, 2002. Our current carrier renewed our coverage for 2002 at a premium increase in excess of 65%. There can be no assurance that the carrier will in fact be willing to renew our coverage at any rate at the expiration date.

        We will solicit insurance quotes from alternate insurance carriers, but there can be no assurance, given the current state of insurance industry and our current financial condition, that any alternate carrier will offer to provide similar coverage to us or, if it will, that its quoted premiums will not exceed those received from our current carrier.

        Failure to renew the existing coverage or to procure new coverage would have a material adverse effect on our business, financial condition and results of operations by preventing us from accepting new contracts and by placing us in default under a majority of our existing contracts.

The operation of our business is dependent on key personnel.

        Our success is, and will continue to be, substantially dependent upon the continued services of our management team. On October 15, 2001, Myron C. Warshauer resigned his position as a director and as chief executive officer of APCOA/Standard. His resignation could have an adverse effect on our relationship with certain clients.

        The loss of the services of one or more additional members of senior management could have a material adverse effect on our financial condition and results of operations. Although we have entered into employment agreements with, and historically has been successful in retaining the services of, our senior management, there can be no assurance that we will be able to retain this personnel in the future. In addition, our continued growth depends on our ability to attract and retain skilled operating managers and employees.

We operate in a very competitive business environment.

        Competition in the field of parking facility management is intense. The market is fragmented and is served by a variety of entities ranging from single lot operators to large regional and national multi-facility operators, as well as municipal and other governmental entities. Because of greater resources, many of our competitors may be able to adapt more quickly to changes in customer requirements, or devote greater resources to the promotion and sale of their products than we can. Competitors with greater financial resources than us may be able to win contracts that require larger investments in working capital or capital expenditures on the parking facility. In addition, we may not seek to obtain certain contracts due to our limited capital. Many of these competitors also have long-standing relationships with our clients. Providers of parking facility management have traditionally competed on the basis of cost and service. As we have worked to establish ourself as one of the pre-eminent members of our industry, we compete predominantly on the basis of our high level of service and strong relationships. We may not be able to compete with some of our competitors on the basis of price. As a result, a greater proportion of our clients may switch to other service providers or self-manage during an economic downturn than our competitor's clients. We believe that developing and maintaining a competitive advantage will require continued investment by us in information technology, product development, sales and marketing. We cannot make assurances that we will have sufficient resources to make the necessary investments to do so, and we cannot make assurances that we will be able to compete successfully in this market or against these competitors. See "Business—Competition."

        Furthermore, we compete for qualified management personnel with other parking facility operators, with property management companies and with property owners. We compete for acquisitions with other parking facility operators.

We believe that our client base is becoming more concentrated.

        We believe that over time, real estate investments trusts, commonly known as REITs, or other property management companies will represent a larger portion of our client base. As each REIT or other property management companies own many properties, our ability to provide parking services for a large number of properties becomes dependent on our relationship with a single REIT or other property management companies. As this consolidation happens, some REITs or other property management companies may become significant clients. In that event, the loss of one of those REITs or other property management companies as a client or the sale of properties they own to clients of our competitors could have a material adverse impact on our business and financial condition. Additionally, REITs or property managers with extensive portfolios have greater negotiating power when negotiating contracts with us.

Because a small number of stockholders own a significant percentage of our stock, they may control all major corporate decisions, and the other stockholders may not be able to influence these corporate decisions.

        Steamboat Holdings, Inc., which is controlled by a trust, the beneficiaries of which are family members of our chairman, John V. Holten, beneficially owns 100% of our company's outstanding common stock as of January 18, 2002. As a result, our parent company will be in a position to control all matters affecting us.

        Our concentrated ownership may have the effect of preventing a change in control. Further, as a result, these stockholders will continue to have the ability to elect and remove directors and determine the outcome of matters presented for approval by our stockholders. Circumstances may occur in which the interests of these stockholders could be in conflict with the holders of our notes.

We must comply with regulations that may impose significant costs on us.

        Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in this property. These laws typically impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In connection with the operation of parking facilities, we may be potentially liable for such costs. Although we are currently aware of a threatened environmental claim in Washington state, by a private party we are currently not aware of any material environmental claims pending by any party, or threatened, by a government entity, against us or any of our operated parking facilities, no assurances can be given that a material environmental claim will not be asserted against us or against the parking facilities we operate. The cost of defending against claims of liability, or of remediating a contaminated property, could have a material adverse effect on our business, financial condition and results of operations.

        Various other governmental regulations affect our operation of parking facilities, both directly and indirectly, including air quality laws, licensing laws and the Americans with Disabilities Act of 1990 (the "ADA"). Under the ADA, all public accommodations, including parking facilities, are required to meet certain federal requirements related to access and use by disabled persons. A determination that we or the facility owner is not in compliance with the ADA could result in the imposition of fines or damage awards against us. In addition, several state and local laws have been passed in recent years that encourage car pooling and the use of mass transit. For example, a Los Angeles, California law prohibits employers from reimbursing employee parking expenses. Laws and regulations that reduce the number of cars and vehicles being driven could adversely impact our business.

        The company collects and remits sales/parking taxes and files tax returns for and on behalf of the Company and its clients. The Company is affected by laws and regulations that may impose a direct assessment on the Company for failure to remit sales/parking taxes and filing of tax returns for and on behalf of its clients.

        Our airport facilities are governed by the Federal Aviation Administration (the "FAA"). Effective September 13, 2001, the FAA prohibited parking within 300 feet of airport terminals, as they previously did during the Persian Gulf War in the early 1990s. While the FAA is still in the process of finalizing their rules regarding parking, as of December 31, 2001, substantially all our airport parking and air transportation related facilities were affected by the attacks of September 11, 2001, including regulations enacted following the attacks. While we believe that existing regulations may be relaxed in the future, future regulations may nevertheless prevent us from using a number of spaces. Reductions in the number of parking spaces may reduce our revenues and cash flow for both our leased facilities and those facilities we operate under management contracts.

Certain recapitalization transactions will likely decrease the amount of our net operating losses and may limit our ability to utilize our remaining net operating losses.

        We have substantial net operating losses for U.S. federal income tax purposes. The exchange offer (See Business—The Exchange) will likely generate substantial amounts of cancellation of indebtedness income for the U.S. federal income tax purposes. That income will be offset by our net operating losses. Therefore, the amount of our net operating losses will decrease as a result of the exchange offer, and we will have less net operating losses to reduce our taxable income in future years.

        Depending on the value of any equity interests issued within any three-year period to unaffiliated parties in relation to the total value of our equity interests, an ownership change may be deemed to occur for purposes of a U.S. federal income tax rule that may limit our ability to utilize our remaining net operating losses in future taxable years and thereby reduce our taxable income.

Many of our employees are covered by collective bargaining agreements.

        Approximately 25% of our employees are represented by labor unions. Approximately 34% of our collective bargaining contracts, representing 11% of our employees, are up for renewal in 2002. There can be no assurance that we will be able to renew existing labor union contracts on acceptable terms. Employees could exercise their rights under the labor union contract, which could include a strike or walk-out. In such cases, there are no assurances that we would be able to staff sufficient employees for our short-term needs. Any such labor strike or our inability to negotiate a satisfactory contract upon expiration of the current agreements could have a negative effect on our business and financial results.

We could face considerable business and financial risk in implementing our growth strategy.

        We face substantial risks in growing our business, either organically or through acquisitions. Some risks we could face with respect to growth include:

  •
  Difficulties in the integration of the operations, technologies, products and personnel;

  •
  Risks of entering markets in which we have no or limited prior experience;

  •
  Potential loss of employees;

  •
  Ability to obtain necessary licenses and approvals;

  •
  Limited availability of capital for working capital, capital expenditures, acquisitions and investment in information technology systems upgrades (hardware and software);

  •
  Diversion of management's attention away from other business concerns; and

  •
  Expenses of any undisclosed or potential liabilities of the acquired company.

        Our growth will be directly affected by results of operations of added parking facilities, which will depend, in turn, upon our ability to obtain suitable financing, contract terms, government licenses and approvals and the competitive environment for acquisitions. In that regard, the nature of licenses and approvals, and the timing and likelihood of obtaining them, vary widely from state to state and from country to country.

        Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities. Some of our acquired operations or new contracts may be located in geographic markets in which we have little or no presence. Successful integration and management of additional facilities will depend on a number of factors, many of which are beyond our control. Any acquisition or new contract we complete may result in adverse effects on our reported operating results, divert management's attention, introduce difficulties in retaining, hiring and training key personnel, and introduce risks associated with unanticipated problems or legal liabilities, some or all of which could have a negative effect on our business and financial results. There can be no assurance that suitable acquisitions or new contract candidates will be identified, that such acquisitions can be consummated or that the acquired operations can be integrated successfully.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's primary market risk exposure consists of risk related to changes in interest rates. Historically, the Company has not used derivative financial instruments for speculative or trading purposes.

        As of December 31, 2001, Company had a $40.0 million revolving variable rate senior credit facility (see Note D of the Notes to the Consolidated Financial Statements). Interest expense on such borrowing is sensitive to changes in the market rate of interest. If the Company were to borrow the entire $40.0 million cash available under the facility, a 1% increase in the average market rate would result in an increase in the Company's annual interest expense of $0.4 million.

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

        None.

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS

AP Holdings

        The following table sets forth certain information with respect to each person who is an executive officer or director of AP Holdings, as indicated below:

Name	Age	Title
John V. Holten	45	Director and Chairman, President, Chief Executive Officer
G. Marc Baumann	46	Treasurer
Gunnar E. Klintberg	53	Director and Vice Chairman
Robert N. Sacks	49	Secretary

        John V. Holten.    Mr. Holten is the chairman and chief executive officer of AP Holdings since April 1989 and he has served as a director and chairman of APCOA/Standard since March 1998. Mr. Holten was Managing Director of DnC Corporation, a merchant banking firm in New York City, from 1984 to 1986. Mr. Holten was chairman and chief executive officer as well as a director of each of Nebco Evans Holding Company and Ameriserve Food Distribution, Inc., each of which filed for bankruptcy on or about January 31, 2000. Mr. Holten is the Chairman and Chief Executive Officer of Steamboat Holdings, Inc., the parent company of AP Holdings. Mr. Holten has also served as the Chairman and Chief Executive Officer of Holberg Industries, Inc. since 1986. Holberg was the parent of AP Holdings until March 5, 2001. Mr. Holten received his M.B.A. from Harvard University in 1982 and he graduated from the Norwegian School of Economics and Business Administration in 1980.

        G. Marc Baumann.    Mr. Baumann has served as the treasurer of AP Holdings since October 2000. Mr. Baumann has also served as the treasurer, executive vice president and chief financial officer of APCOA/Standard since October 2000. Prior to his appointment as chief financial officer for APCOA/Standard Parking, Mr. Baumann was chief financial officer for Warburtons Ltd. in Bolton, England. Mr. Baumann joined Warburtons, Inc. in Chicago in 1989 as executive vice president and chief financial officer, and was promoted to the positions of president and chief executive officer in 1990. In 1993, Mr. Baumann relocated to England in connection with his appointment as chief financial officer of Warburtons, Ltd., the largest independent bakery in the United Kingdom. Prior to his employment with Warburtons, Mr. Baumann was executive vice president and chief operating officer for Hammacher Schlemmer & Co. Mr. Baumann is a certified public accountant and a member of both the American Institute of Certified Public Accountants and the Illinois CPA Society. He received his B.S. degree in 1977 from Northwestern University and an M.B.A. from the Kellogg School of Management at Northwestern University in 1979.

        Gunnar E. Klintberg.    Mr. Klintberg has served as a director and vice chairman of AP Holdings since April 1989. Mr. Klintberg has been a director and vice president of the Company since 1989. Mr. Klintberg is a director and the vice chairman of Steamboat Holdings, Inc. He has also served as a director and vice chairman of Holberg Industries, Inc. since 1986. Mr. Klintberg was a Managing Partner of DnC Capital Corporation, a merchant banking firm in New York City, from 1983 to 1986. From 1975 to 1983, Mr. Klintberg held various management positions with the Axel Johnson Group, headquartered in Stockholm, Sweden. Mr. Klintberg headed up the Axel Johnson Group's headquarters in Moscow from 1976 to 1979 and served as assistant to the President of Axel Johnson Group's $1 billion operation in the U.S., headquartered in New York City, from 1979 to 1983. Mr. Klintberg was a director of Nebco Evans Holding Company and Ameriserve Food Distribution, Inc., each of which filed for bankruptcy on or about January 31, 2000. Mr. Klintberg is a director of Thule, Inc. Mr. Klintberg received his undergraduate degree from Dartmouth College in 1972 and a degree in Business Administration and Economics from the University of Eppsala, Sweden in 1974.

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

The Company

        The following table sets forth certain information with respect to each person who is an executive officer or director of the Company as of March 27, 2002:

Name	Age	Title
John V. Holten	45	Director and Chairman
James A. Wilhelm	48	Director, President and Chief Executive Officer
Herbert W. Anderson, Jr.	43	Executive Vice President, Operations
G. Marc Baumann	46	Executive Vice President, Chief Financial Officer, and Treasurer
Gunnar E. Klintberg	53	Director and Vice President
Robert N. Sacks	49	Executive Vice President, General Counsel and Secretary
Edward Simmons	52	Executive Vice President, Operations
Steven A. Warshauer	47	Executive Vice President, Operations
Michael K. Wolf	52	Executive Vice President, Chief Administrative Officer and Associate General Counsel

        John V. Holten.    Mr. Holten has served as a director and chairman of the board of directors of APCOA/Standard since March 30, 1998 when APCOA consummated its combination with Standard. Mr. Holten has also served as a director and chairman of the board of directors of AP Holdings, Inc., the parent company of APCOA/Standard, since April 14, 1989. Mr. Holten is the chairman and chief executive officer of Steamboat Holdings, Inc., the parent company of AP Holdings. Mr. Holten has also served as the chairman and chief executive officer of Holberg Industries, Inc. since 1989. Holberg was the indirect parent of APCOA/Standard until March 5, 2001. Mr. Holten was chairman and chief executive officer as well as a director of each of Nebco Evans Holding Company and AmeriServe Food Distribution, Inc., each of which filed for bankruptcy on or about January 31, 2000. Mr. Holten received his M.B.A. from Harvard University in 1982, and graduated from the Norwegian School of Economic and Business Administration in 1980.

        James A. Wilhelm.    Mr. Wilhelm has served as president of APCOA/Standard since September 2000 and as chief executive officer and director of APCOA/Standard since October 2001. Mr. Wilhelm served as executive vice president—operations since APCOA acquired Standard Parking, Inc. in March 1998, and he served as senior executive vice president and chief operations officer from September 1999 to August 2000. Mr. Wilhelm joined Standard in 1985, serving as executive vice president beginning in January 1998. Prior to March 1998, Mr. Wilhelm was responsible for managing Standard's Midwest and Western Regions, which include parking facilities in Chicago and sixteen other cities throughout the United States and Canada. Mr. Wilhelm received his B.A. Degree from Northeastern Illinois University in 1976. Mr. Wilhelm is a member of the National Parking Association and the International Parking Institute.

        Herbert W. Anderson, Jr.    Mr. Anderson has served as executive vice president—operations of APCOA/Standard since March 1998. Mr. Anderson joined APCOA in 1994, and served as corporate vice president—urban properties from 1995 until March 1998. Mr. Anderson graduated from LaSalle University and began his career in the parking industry in 1984. Mr. Anderson is a member of the board of directors of the National Parking Association.

        G. Marc Baumann.    Mr. Baumann has served as executive vice president, chief financial officer and treasurer of APCOA/Standard since October 2000. Mr. Baumann has also served as treasurer of AP Holdings since October 2000. Prior to joining APCOA/Standard, Mr. Baumann was chief financial officer for Warburtons Ltd. in Bolton, England. Mr. Baumann joined Warburtons, Inc. in Chicago in 1989 as executive vice president and chief financial officer and was promoted to the positions of president and chief executive officer in 1990. In 1993, Mr. Baumann relocated to England in connection with his appointment as chief financial officer of Warburtons, Ltd., the largest independent bakery in the United Kingdom. Prior to his employment with Warburtons, Mr. Baumann was executive vice president and chief operating officer for Hammacher Schlemmer & Co. Mr. Baumann is a certified public accountant and a member of both the American Institute of Certified Public Accountants and the Illinois CPA Society. He received his B.S. degree in 1977 from Northwestern University and an M.B.A. from the Kellogg School of Management at Northwestern University in 1979.

        Gunnar E. Klintberg.    Mr. Klintberg has been a director of APCOA since 1989, and has served as director of the Company since consummation of the combination. Mr. Klintberg has been vice president of APCOA/Standard since 1998. Mr. Klintberg is the vice chairman of Steamboat Holdings, Inc. Mr. Klintberg is also a director and vice chairman of Holberg since 1986. Mr. Klintberg was a Managing Partner of DnC Capital Corporation, a merchant banking firm in New York City, from 1983 to 1986. From 1975 to 1983, Mr. Klintberg held various management positions with the Axel Johnson Group, headquartered in Stockholm, Sweden. Mr. Klintberg managed the Axel Johnson Group's headquarters in Moscow from 1976 to 1979 and served as assistant to the president of Axel Johnson Group's $10 billion operation in the U.S., headquartered in New York City, from 1979 to 1983. Mr. Klintberg was a director of Nebco Evans Holding Company and AmeriServe Food Distribution, Inc., each of which filed for bankruptcy on or about January 31, 2000. Mr. Klintberg is a director of Thule, Inc. Mr. Klintberg received his undergraduate degree from Dartmouth College in 1972 and a degree in Business Administration from the University of Eppsala, Sweden, 1974.

        Robert N. Sacks.    Mr. Sacks has served as executive vice president—general counsel and secretary of APCOA/Standard since March 1998. Mr. Sacks has also served as the secretary of AP Holdings since April 1989. Mr. Sacks joined APCOA in 1988, and served as general counsel and secretary since 1988, as vice president, secretary, and general counsel from 1989, and as senior vice president, secretary and general counsel from 1997 to March 1998. Mr. Sacks received his B.A. Degree, cum laude, from Northwestern University in 1976 and, in 1979, received his J.D. Degree from Suffolk University where he was a member of the Suffolk University Law Review. Mr. Sacks has spoken on legal issues concerning the parking industry at the National Parking Association National Convention and the Institutional and Municipal Parking Congress.

        Edward Simmons.    Mr. Simmons has served as executive vice president—operations of APCOA/Standard since May 1998. Mr. Simmons has also served as ceo/western region of APCOA/Standard since August 1999. Previously, he was president, chief executive officer and co-founder of Executive Parking, Inc. Prior to joining Executive Parking, Mr. Simmons was vice president/general manager for Red Carpet Parking Service and a consultant on facility layout and design and general manager of J & J Parking. Mr. Simmons is a current board member of the National Parking Association and The International Parking Institute. Mr. Simmons is a past executive board member and past president of the Parking Association of California.

        Steven A. Warshauer.    Mr. Warshauer has served as executive vice president—operations of APCOA/Standard since March 1998. Mr. Warshauer joined Standard in 1982, initially serving as Vice President, then becoming senior vice president. Prior to joining Standard, he practiced with a national accounting firm. Mr. Warshauer is a certified public accountant and a member of both the American Institute of Certified Public Accountants and the Illinois Society of Certified Public Accountants. Mr. Warshauer received his Bachelor of Science Degree from the University of Northern Colorado in 1976 with dual majors in Accounting and Finance.

        Michael K. Wolf.    Mr. Wolf has served as executive vice president—chief administrative officer and associate general counsel of APCOA/Standard Parking since March 1998. Mr. Wolf served as senior vice president and general counsel of Standard from 1990 to January 1998. Mr. Wolf was subsequently appointed executive vice president of Standard. Prior to joining Standard, Mr. Wolf was a partner of the international law firm of Jones, Day, Reavis & Pogue, resident in the Chicago office, where his primary concentration was in the field of real estate. Mr. Wolf received his B.A. Degree in 1971 from the University of Pennsylvania, and in 1974 received his J.D. Degree from Washington University, where he served as Notes and Comments editor of the Washington University Law Quarterly. Upon graduation from law school, Mr. Wolf was elected to the Order of the Coif.

  Vice Chairman Emeritus

        Myron C. Warshauer.    Mr. Warshauer was appointed vice chairman emeritus of APCOA/Standard in October 2001. Prior to that time, Mr. Warshauer served as a director and as the chief executive officer of APCOA/Standard from March 1998 to October 2001. Mr. Warshauer served as chief executive officer of Standard from 1973 and, prior to such time, had been associated with Standard since 1963. Mr. Warshauer received his B.S. Degree in Finance from the University of Illinois 1962 and received a Masters Degree in Business Administration from Northwestern University in 1963.

Summary Compensation Table

        The following table sets forth information for 2001, 2000 and 1999 with regard to compensation for services rendered in all capacities. Information set forth in the table reflects compensation earned by such individuals for services with APCOA/Standard, APCOA, Standard and their respective subsidiaries.

Name and Principal Position	Fiscal Year	Salary ($)(3)	Bonus $	Other Annual Compensation ($)(5)	All Other Compensation ($)
Myron C. Warshauer (1)	2001 2000 1999	626,085 603,400 601,615	66,000 — —	62,090 34,216 33,087	66,208 68,435 53,265
James A. Wilhelm (2) Chief Executive Officer, President	2001 2000 1999	385,511 337,632 311,685	150,000 108,625 75,000	14,993 3,263 —	13,870 9,417 10,662
Michael K. Wolf Executive Vice President, Chief Administrative Officer	2001 2000 1999	379,802 379,802 378,284	52,467 35,306 20,000	10,164 — —	11,090 18,588 19,452
Steven A. Warshauer Executive Vice President—Operations	2001 2000 1999	312,137 313,106 301,514	79,448 63,900 50,000	14,384 5,868 —	— — —
Herbert W. Anderson, Jr. Executive Vice President—Operations	2001 2000 1999	221,160 211,152 202,981	54,728 44,368 70,000	25,434 19,773 19,768	10,067 10,067 14,922
Robert N. Sacks Executive Vice President, General Counsel	2001 2000 1999	201,380 178,863 177,036	74,329 70,612 61,000	29,734 22,613 16,304	5,336 5,336 5,336

(1)
As of October 15, 2001, Mr. Warshauer resigned as chief executive officer.

(2)
As of October 19, 2001, Mr. Wilhelm assumed the position of chief executive officer.

(3)
The amount shown includes amounts contributed by the Company, if any, to its 401(k) plans under a contribution matching program.

(4)
The amount shown reflects deposits made by APCOA/Standard on behalf of the named executive officers into a supplemental pension plan pursuant to which the named executive officers will be entitled to monthly cash retirement and death benefit payments.

(5)
The amount shown includes, if applicable, car allowances, club dues, health insurance premiums and legal fees related to estate planning.

(6)
The amount shown reflects premiums paid by APCOA/Standard on behalf of Myron C. Warshauer for life insurance policies to which Mr. Warshauer is entitled to the cash surrender value.

Director Compensation

        Directors of AP Holdings and Directors of the Company do not receive compensation for serving on the AP Holdings or the Company's Board of Directors.

Compensation Committee Interlocks and Insider Participation

        AP Holdings and the Company did not have a Compensation Committee in the year ended December 31, 2001. During 2001, no executive officer of the Company served as a member of the Compensation Committee of another entity. Mr. Wilhelm participates in deliberations with the board concerning executive officer compensation from time to time.

Employment Contracts

        James A. Wilhelm, Michael K. Wolf and Steven Warshauer each have employment agreements with the Company. The agreements fix each of the officers' base compensation. Mr. Wilhelm's base compensation was $369,204 until October 18, 2001. As of October 19, 2001, Mr. Wilhelm's base compensation increased to $530,000; Mr. Wolf's base compensation is $391,458; and Mr. Warshauer's base compensation is $312,014. As of October 19, 2001, Mr. Wilhelm is entitled to an annual bonus based on corporate performance up to a maximum of $150,000 per year. In addition, he is now entitled to reimbursement for country club initiation fees and monthly dues. The agreements also provide for reimbursement of travel and other expenses in connection with such officers' employment. The employment agreements terminate on the following dates, subject to annual renewal: Mr. Wilhelm's agreement terminates on July 31, 2002; Mr. Wolf's agreement terminates on March 26, 2003; and Mr. Warshauer's agreement terminates on March 26, 2003. In general, Messrs. Wolf, Wilhelm and Warshauer are subject to standard confidentiality agreements, and they are subject to nonsolicitation and noncompetition agreements for a minimum of 18 months following termination of their respective employment agreements.

        If Mr. Wilhelm's employment is terminated for any reason, the Company is obligated to pay Mr. Wilhelm or Mr. Wilhelm's estate, as applicable, an amount equal to the sum of (a) Mr. Wilhelm's annual base salary through the date of termination and (b) accrued but unused vacation pay and other vested benefits. If Mr. Wilhelm's employment shall be terminated for Cause or Performance Reasons, the Company shall also pay Mr. Wilhelm's Salary Continuation Payments (each term as defined in his employment agreement).

        If Mr. Wilhelm voluntarily terminates his employment with the Company, the Company is obligated to pay Mr. Wilhelm (a) his annual base salary through the date of termination, (b) any accrued but unused vacation pay and other vested benefits and (c) Salary Continuation Payments, equal to $265,000 in equal monthly installments for 18 months. If Mr. Wilhelm terminates his employment voluntarily, he shall not be entitled to Severance Pay (as defined below); provided, that any such termination by Mr. Wilhelm for Good Reason (as defined in the agreement) shall not be considered a voluntary termination and Mr. Wilhelm will be treated as if he had been terminated by the Company other than for Cause or Performance Reasons (each of them as defined in his employment agreement).

        If Mr. Wilhelm's employment is terminated by the Company other than for death or disability, without Cause and not due to Performance Reasons, the Company is required to (a) pay Mr. Wilhelm Severance Pay equal to the product of three times the sum of (x) Mr. Wilhelm's current annual salary, plus (y) the amount of any annual bonus paid to Mr. Wilhelm for the preceding year, minus (z) the aggregate amount of Salary Continuation Payments, payable in equal monthly installments over a 36-month period commencing on the date of termination, (b) pay Mr. Wilhelm Salary Continuation Payments and (c) provide Mr. Wilhelm and his family with certain other welfare benefits.

        Each of our employment agreements with Messrs. Wolf and Steven Warshauer is terminable by the Company with Cause (as defined in their respective employment agreements). If employment is terminated by reasons of his death, the Company is obligated to pay the respective estates of Messrs. Wolf or Warshauer an amount equal to the sum of (i) the executive's annual base salary through the end of the calendar month in which death occurs and (ii) any earned and unpaid annual bonus, vacation pay and other vested benefits. If the employment of Messrs. Wolf or Warshauer is terminated by reason of his Disability (as defined in their respective agreements), the Company is obligated to pay the executive or his legal representative (a) an amount equal to his annual base salary for the duration of the employment period in effect on the date of termination, reduced by amounts received under any disability benefit program and (b) any earned and unpaid annual bonus and other vested benefits. Upon termination by the board without Cause, the Company must pay the executive his annual base salary and annual bonus(es) through the end of the then-current employment period and provide the executive and/or his family with certain other benefits.

        If the Company terminates Mr. Wolf or Steven Warshauer for any reasons other than for Cause during the three-year period following a Change in Control (as defined in their respective agreements), the Company is obligated to (x) pay the executive an amount ("Severance Pay") equal to the greater of (1) one and one-half times the sum of (I) the executive's current annual base salary plus (II) the amount of any bonus paid to the executive in the preceding twelve months and (2) the annual base salary and annual bonuses through the end of the then-current employment period and (y) continue to provide the executive with certain other benefits for a certain period of time. If either of these executives terminates his employment voluntarily following a Change in Control, he shall not be entitled to Severance Pay; provided, that any such termination by the executive for Good Reason (as defined in their respective agreements) shall not be considered a voluntary termination and the executive will be treated as if he had been terminated by us other than for Cause.

        Herbert W. Anderson, Jr. and Robert N. Sacks each have employment agreements with the Company, for an initial three-year term ending on March 30, 2001, with default annual renewals. The agreements fix each of the officers' base compensation. Mr. Anderson's base compensation is $220,000, subject to annual review plus an annual bonus of up to forty percent of the annual base salary. Mr. Sacks' base compensation was $170,000 until November 12, 2001. As of November 12, 2001, Mr. Sacks' base compensation increased to $240,000, subject to annual review and an annual bonus of thirty percent of the annual base salary, which for 2001 is not less than $72,000. Mr. Anderson and Mr. Sacks each received a $250,000 housing differential loan bearing interest at an annual rate of 5.39% with a term of three years, commencing March 30, 1998, of which one-third of the principal balance and the accrued interest due thereon was forgiven by the Company, and treated as additional compensation to Mr. Anderson and Mr. Sacks in the year of such forgiveness (and the Company was required to make Mr. Anderson and Mr. Sacks whole with respect to the tax consequences of any such forgiveness). In general, Mr. Anderson and Mr. Sacks are subject to standard confidentiality agreements, and they are subject to nonsolicitation and noncompetition agreements for a one-year period following termination of their respective employment agreements. Neither agreement contains a change of control provision.

        Each of the employment agreements with Messrs. Anderson and Sacks is terminable by the Company with Cause (as defined in their respective employment agreements). If employment is terminated by reason of his death, the Company is obligated to pay the respective estates of Messrs. Anderson and Sacks an amount equal to the sum of (i) the executive's annual base salary through the end of the calendar month in which death occurs and (ii) any earned and unpaid annual bonus, vacation pay and other vested benefits. If employment is terminated by reason of the executive's Disability (as defined in their respective agreements), the Company is obligated to pay the executive or his legal representative (a) an amount equal to his annual base salary for the duration of the employment period in effect on the date of termination, reduced by amounts received under any disability benefit program and (b) any earned and unpaid annual bonus and other vested benefits.

        If the employment agreements with Messrs. Anderson and Sacks are terminated by the Company, other than for death, Disability or Cause or if the executives terminate their respective employment for Good Reason (a defined in the their respective employment agreements), the Company is required to continue (A) to pay the executive for the remainder of the employment period in effect immediately before the date of termination his annual base salary and annual bonus through the end of the then-current employment period and (B) to provide each executive and/or his respective family certain other benefits.

  Myron C. Warshauer Consulting Agreement

        On October 16, 2001, APCOA/Standard entered into a consulting agreement with Shoreline Enterprises, LLC, affiliate of Myron C. Warshauer, pursuant to which Shoreline and Mr. Warshauer will provide consulting services to the Company. Mr. Warshauer is free to determine the extent and manner of his service. Under the consulting agreement, Mr. Warshauer's title with the Company will be "Vice Chairman (Emeritus)."

        The consulting agreement obligates the Company to pay Shoreline $150,000 annually, plus expenses adjusted to reflect changes in the consumer price index. The consulting agreement will end on the earlier of his 75th birthday, his death or the date that Mr. Warshauer informs the Company of his election to terminate the consulting agreement.

        As of October 15, 2001, Myron C. Warshauer resigned as chief executive officer of the Company. The employment agreement with Mr. Warshauer, the terms to which Mr. Warshauer is still bound, provides that until his 75th birthday, he shall not, without written consent of the board of directors, engage in or become associated with any business or other endeavor that engages in construction, ownership, leasing, design and/or management of parking lots, parking garages, or other parking facilities or consulting with respect thereto, subject to certain limited exceptions.

  Myron C. Warshauer Employment Agreement

        The employment agreement also provides that the Company is obligated to (i) pay Mr. Warshauer a lump sum cash payment in an amount equal to the aggregate annual base salary that he would have received for the remainder of the employment period, (ii) continue to provide welfare benefits to Mr. Warshauer and/or his family, at least as favorable as those that would have been provided to them under his employment agreement if Mr. Warshauer's employment had continued until the end of the employment period and (iii) provide other benefits described in a letter agreement between Mr. Warshauer and John Holten in an amount estimated in 1998 to be approximately $165,000.

        In addition to the above compensation and benefits, the Company is obligated, until the first to occur of his 75th birthday or his death, to (i) pay Mr. Warshauer $200,000 annually, adjusted for inflation, and (ii) provide Mr. Warshauer with an executive office and secretarial services. In consideration for such benefits, Mr. Warshauer is obligated to provide reasonable consulting services to the Company from the date of termination of his employment through his 75th birthday.

        Pursuant to his employment agreement, the Company has established a stock option plan providing for grants of actual options with respect to the common stock, of the Company, under which Myron C. Warshauer will be granted options to purchase a number of its shares of common stock equal to 1% of the total number of shares of common stock. All such options will have a term of ten years from the date of the grant. This option plan was finalized on June 12, 2001.

  New Stock Option Plan

        The Company adopted a stock option plan (the "2001 Option Plan"). The 2001 Option Plan is intended to further our success by increasing the ownership of certain executives, employees and/or directors in, and/or consultants to, us, and to enhance our ability to attract and retain executives, employees, directors and/or consultants.

        The Company may issue up to 1,000 shares of our Series D preferred stock, subject to adjustment if particular capital changes affect the preferred stock, upon the exercise of options granted under the 2001 Option Plan. The options may be incentive stock options, which are intended to provide employees with beneficial income tax consequences, or non-qualified stock options. The shares of preferred stock that may be issued under the 2001 Option Plan may be either authorized and unissued shares or previously issued shares held as treasury stock.

        The chairman of our board of directors will administer the 2001 Option Plan, select eligible executives, employees, directors and/or consultants to receive options, determine the number of shares of preferred stock covered by options, determine the exercise price of an option, the terms under which options may be exercised, but in no event may such options be exercised later than 10 years from the grant date of an option, and the other terms and conditions of options in accordance with the provisions of the 2001 Option Plan.

        If we undergo a change in control, effect an initial public offering of our common stock, or an optional redemption as such terms defined in the 2001 Option Plan, all outstanding options will immediately become fully vested and exercisable. In the event of a change of control, the chairman of our board of directors may adjust outstanding options by substituting stock or other securities of any successor or another party to the change in control transaction, generally based on the consideration received by our shareholders in the transaction.

        Subject to particular limitations specified in the 2001 Option Plan, our board of directors may amend or terminate the 2001 Option Plan. The 2001 Option Plan will terminate no later than 10 years from the effective date of the 2001 Option Plan; however, any options outstanding when the 2001 Option Plan terminate will remain outstanding in accordance with their terms.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND MANAGEMENT

AP Holdings

        The following table sets forth certain information regarding the beneficial ownership of the Class A and Class B common stock, as of March 27, 2002, of AP Holdings, par value $0.01 per share ("AP Holdings Common Stock"), by (i) each person known to AP Holdings to own beneficially more than 5% of AP Holdings Common Stock, (ii) each director of AP Holdings, (iii) each Named Executive Officer of AP Holdings, and (iv) all executive officers and directors of AP Holdings, as a group. No other director or named executive officer of AP Holdings has any beneficial ownership interest in the Company as set forth in this chart. All information with respect to beneficial ownership has been furnished to AP Holdings by the respective stockholders of AP Holdings. Except as otherwise indicated

in the footnote, each beneficial owner has the sole power to vote and to dispose of all shares held by such holder.

	Class B Common Stock***			Class A Common Stock***		Total Common Stock
				Pro Forma **
Name & Address	Amount and Nature of Beneficial Ownership		Percent of Shares Outstanding	Amount and Nature of Beneficial Ownership	Percent of Shares Outstanding	Amount and Nature of Beneficial Ownership	Percent of Shares Outstanding
Steamboat Holdings, Inc.*	100.00	(1)	100.00%	—	—	100.00	62.26%
John V. Holten*	—		—	—	—	—	—
Gunnar E. Klintberg*	—		—	—	—	—	—
Orkla ASA, Sarpsborg (N), Zweigniederlassung Neuhaussen Am Rheinfall	—		—	40.41	66.67%	40.41	25.16%
Lise Stolt-Nielsen Holten	—		—	9.73	16.05%	9.73	6.06%
L&V Trust	—		—	9.73	16.05%	9.73	6.06%

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

(1)
Mr. Holten may be deemed to be the beneficial owner of all of the outstanding common stock of Steamboat, which owns 100% as of January 18, 2002 of the outstanding common stock of AP Holdings. The AP Holdings common stock owned by Steamboat has been pledged to its lenders to secure borrowings made by Steamboat. A specified event of default related to the indebtedness has occured, and the lender may assume control of AP Holdings. Holberg Industries, Inc. owns 56.29 shares of Class A Common Stock on a pro forma basis. Mr. Holten indirectly owns 66.1% of Holberg. Orkla owns 33.9% of Holberg.

        On January 18, 2002, a wholly-owned subsidiary of Steamboat Holdings, Inc. ("Steamboat") owning more than 90% of the outstanding shares of AP Holdings merged into AP Holdings resulting, by operation of law, in AP Holdings becoming a wholly owned subsidiary of Steamboat. Steamboat issued to the former minority shareholders of AP Holdings promissory notes in the amount of $378.78 per share surrendered pursuant to the merger. As of March 19, 2002, two former shareholders of AP Holdings had elected to exercise their appraisal rights under Delaware Law.

The Company

        The following table sets forth certain information regarding the beneficial ownership of Company Common Stock by (i) each person known to the Company to own beneficially more than 5% of Company Common Stock, (ii) each director of the Company, (iii) each Named Executive Officer and (iv) all executive officers and directors of the Company, as a group. No other director or named executive officer of APCOA/Standard has any beneficial ownership interest in the Company except as set forth in this chart. All information with respect to beneficial ownership has been furnished to the Company by the respective stockholders of the Company. Except as otherwise indicated in the footnotes, each beneficial owner has the sole power to vote and to dispose of all shares held by such holder.

Name and Address	Amount and Nature of Beneficial Ownership	Percent of Shares Outstanding
AP Holdings*	26.3 shares of Common Stock	84.0%
Steamboat Holdings, Inc.**	(1)
John V. Holten**	(1)
Carol R. Warshauer GST Exempt Trust	1.25 shares of Common Stock(2)	4.0
Waverly Partners, L.P.*	1.25 shares of Common Stock(3)	4.0
Myron C. Warshauer*	(2)(3)
SP Associates*	2.5 shares of Common Stock(4)	8.0
Directors and Executive Officers as a Group	(1)(2)(3)

*
The address of AP Holdings, Carol R. Warshauer GST Exempt Trust, Waverly Partners, L.P., SP Associates and the business address of Mr. Warshauer is 900 N. Michigan Avenue, Chicago, Illinois 60611-1542.

**
The address of Steamboat Holdings, Inc. and the business address of Mr. Holten is 545 Steamboat Road, Greenwich, Connecticut 06830.

(1)
Mr. Holten may be deemed to be the beneficial owner of all of the outstanding common stock of Steamboat Holdings, Inc. ("Steamboat"), which owns 100% as of January 18, 2002 of the outstanding common stock of AP Holdings. The AP Holdings common stock owned by Steamboat has been pledged to its lenders to secure borrowings made by Steamboat. If a specified event of default related to the indebtedness occurs, the lender may assume control of AP Holdings.

(2)
Myron C. Warshauer is trustee of the Carol R. Warshauer GST Exempt Trust. Mr. Warshauer disclaims beneficial ownership of the assets of The Carol R. Warshauer GST Exempt Trust, including the shares of common stock held by it, to the extent those interests are held for the benefit of such trusts. Pursuant to a notice dated October 15, 2001, the GST trust has exercised its put option under a stockholders agreement. As a result, APCOA/Standard is required to repurchase 1.25 shares of its common stock for an aggregate amount of $2.06 million. This amount accretes at 11.75% per year. Pursuant to the terms of the stockholders agreement, however, APCOA/Standard cannot make payment to the trust as such payment is currently prohibited by the terms of its existing senior credit facility and restricted under other debt instruments. The payment is also prohibited by the terms of the amended and restated credit agreement.

(3)
Waverly Partners, L.P. is a limited partnership in which Myron C. Warshauer is general partner. Mr. Warshauer disclaims beneficial ownership of the assets of Waverly, including the shares of common stock held by it. Pursuant to a notice dated October 15, 2001, Waverly Partners, L.P. has exercised its put option under a stockholders agreement. APCOA/Standard is required to repurchase 1.25 shares of its common stock for an aggregate amount of $2.06 million. This amount accretes at 11.75% per year. Pursuant to the terms of the stockholders agreement, however APCOA/Standard cannot make payment to Waverly Partners, L.P. as such payment is currently prohibited by the terms of its existing senior credit facility and restricted under other debt instruments. The payment is also prohibited by the terms of the amended and restated credit agreement.

(4)
SP Associates is a general partnership controlled by affiliates of JMB Realty Corp. SP Associates sent the Company a notice dated September 28, 2001 exercising its right under a stockholders agreement to require the Company to repurchase 2.5 shares of its common stock from SP Associates for an aggregate amount of $4.1 million. Pursuant to the terms of an agreement among APCOA/Standard and its stockholders, the Company cannot make any payment to SP Associates as such payment is currently prohibited by the terms of its existing senior credit facility and restricted under other debt instruments. This amount accretes at 11.75% per year. Pursuant to the terms of the stockholders agreement, however, the Company cannot make payment to SP Associates as such payment is currently prohibited by the terms of its existing senior credit facility and restricted under other debt instruments. The payment is also prohibited by the terms of the amended and restated credit agreement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Exchange and Amendment Agreement

        In connection with its restructuring of APCOA/Standard's outstanding 9 1/4% Senior Subordinated Notes due 2008, APCOA/Standard entered into an Exchange and Amendment Agreement with Fiducia Ltd. ("Fiducia"), whereby Fiducia agreed to exchange the $35 million of 9 1/4% notes that it owned for $35 million of APCOA/Standard's newly issued 18% Senior Convertible Redeemable Preferred Stock and to consent to the proposed amendments to the indenture governing the 9 1/4% notes. Certain beneficial owners of Fiducia are members of the immediate family of John V. Holten. All qualifying holders of 9 1/4% notes were given the opportunity pursuant to APCOA/Standard's exchange offer and consent solicitation to consent to the amendments to the indenture and receive preferred stock on the same terms as Fiducia.

Consent and Waiver Agreement

        In connection with the restructuring of the 9 1/4% Senior Subordinated Notes issued by APCOA/Standard, AP Holdings entered into a Consent and Waiver Agreement with a holder of a majority of AP Holdings outstanding 11 1/4% Senior Discount Notes due 2008. Pursuant to this agreement, Fiducia Ltd. agreed to consent to certain amendments to the terms of the 11 1/4% Senior Discount Notes due 2008 and agreed to delay its receipt of cash interest payments until March 15, 2007 on the notes that it owned. AP Holdings subsequently agreed to pledge an amount of shares of APCOA/Standard's Series C Redeemable Preferred Stock equal in value to the notes owned by Fiducia to secure AP Holdings performance under the notes. Certain beneficial owners of Fiducia are members of the immediate family of John V. Holten.

Company Stockholders Agreement

        Upon consummation of the combination on March 30, 1998, the Company entered into a Stockholders' Agreement (the "Stockholders' Agreement") with Dosher Partners, L.P. ("Dosher"), and SP Associates (collectively, the "Standard Parties") and Holberg and AP Holdings (collectively with the Standard Parties, the "Stockholders"). The Stockholders' Agreement provides, among other things, for

(i) prior to the earliest of (a) the seventh anniversary of the consummation of the Combination, (b) the termination of Myron C. Warshauer's employment with the Company under certain circumstances and (c) the consummation of an initial public offering of Company Common Stock (as such offering will be defined in the Stockholders Agreement), certain obligations of Holberg to allow Dosher the opportunity to acquire all, but not less than all, of the Company Common Stock held by Holberg and/or its affiliates before Holberg may directly or indirectly sell an amount of Company Common Stock which would constitute a Control Transaction (as defined in the Stockholders Agreement); provided that, under certain circumstances, Holberg may sell such shares to a party other than Dosher if the terms of such other party's offer are more favorable to Holberg, (ii) until the consummation of an initial public offering of Company Common Stock, certain rights of each Standard Party to purchase shares of Company Common Stock to the extent necessary to maintain such Standard Party's percentage ownership of the Company, (iii) the right of the Standard Parties to participate in, and the right of Holberg to require the Standard Parties to participate in, certain sales of Company Common Stock, (iv) following the third anniversary of the consummation of the Combination and prior to an initial public offering of Company Common Stock, certain rights of the Company to purchase, and certain rights of the Standard Parties to require the Company to purchase, shares of Company Common Stock at prices determined in accordance with the Stockholders Agreement and (v) certain additional restrictions on the rights of the Standard Parties to transfer shares of Company Common Stock. The Stockholders' Agreement also contains certain provisions granting the Stockholders certain rights in connection with registrations of Company Common Stock in certain offerings and provides for indemnification and certain other rights, restrictions and obligations in connection with such registrations. Steamboat Holdings, Inc. acquired all of the stock of AP Holdings owned by Holberg and, pursuant to the terms of the Stockholders Agreement, assumed all of Holbergs' rights and obligations under the Stockholders' Agreement and agreed to be bound by the terms of the Stockholders' Agreement.

        Effective October 1, 1998, Dosher transferred a 4% interest in APCOA/Standard common stock to Waverly Partners, L.P. ("Waverly"), a limited partnership in which Myron C. Warshauer is general partner, Douglas Warshauer individually is a limited partner and Douglas Warshauer as Trustee for the Douglas Warshauer Family Trust is a limited partner. Waverly and each original signatory to the Stockholders' Agreement consented to the transfer pursuant to a Consent and Joinder to Stockholders' Agreement dated as of October 1, 1998.

        Effective July 31, 2001, Dosher transferred its remaining 4% interest in APCOA/Standard common stock to the Carol R. Warshauer GST Exempt Trust, a trust wherein Myron C. Warshauer is trustee. The trust is for the benefit of certain members of his family. Waverly, Steamboat and each original signatory to the Stockholders Agreement consented to the transfer pursuant to a Consent and Joinder to Stockholders Agreement dated as of July 31, 2001. Effective October 15, 2001, Myron Warshauer resigned as the Company's chief executive officer and director. On October 19, 2001, James Wilhelm was appointed to the Company's board of directors. As a result of the Warshauer resignation and pursuant to the terms of the Stockholders' Agreement, Steamboat Holdings is no longer obligated to allow Waverly and the Carol R. Warshauer GST Exempt Trust the right to acquire all of the common stock of Steamboat Holdings or its affiliates before Steamboat Holdings may enter into a Control Transaction.

        Pursuant to the Stockholders' Agreement, Waverly, Carol R. Warshauer GST Exempt Trust and SP Associates exercised their put rights. APCOA/Standard is required to purchase an aggregate of five shares of its common stock for an aggregate purchase price of $8.2 million. The Company's obligation to repurchase these shares will accrete at 11.75% per year until discharged. In accordance with the terms of the Stockholders' Agreement, the Company will not make any payment for these shares while such payment is prohibited under the terms of any of its debt instruments. Payment for these shares is currently restricted by the terms of existing debt obligations including the senior subordinated second lien notes and the terms of the amended and restated credit agreement.

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

        The Series C preferred stock issued by the Company to AP Holdings in conjunction with the combination with Standard has a maturity date as of March 2008, has an initial liquidation preference equal to $40.7 million, which increases at 11 1/4% per year.

Management Contracts and Related Arrangements with Affiliates

        The Company has management contracts to operate two surface parking lots in Chicago. Myron C. Warshauer, Steven A. Warshauer, Stanley Warshauer, Michael K. Wolf and SP Associates own membership interests in a limited liability company that is a member of the limited liability companies that own such surface parking lots. The Company received a total of $132,500 in management fees for such lots in 2000 under the applicable management contracts. In 2001, the Company negotiated an extension of the management contract, which was to expire on April 30, 2001. Because the management contract results from continuing substantial personal investments from the above individuals that were made prior and subsequent to March 30, 1998, the Company agreed, in conjunction with the 2001 extension, to limit its management fees from the lots to market rates for 2001 and subsequent years. As a result, the Company earned $37,500 in 2001 management fees. The Company estimates that such management fees are no less favorable than would normally be obtained through arms-length negotiations.

        SP Associates is an affiliate of JMB Realty Corp., from which the Company leases office space for its corporate offices in Chicago. Payments pursuant to the lease agreement aggregated approximately $1.2 million during 2000 and $1.3 million in 2001.

        The Company purchases workers' compensation and health insurance covering certain parking facilities from JMB Insurance Agency, Inc., an affiliate of JMB Realty Corp. which in turn is an affiliate of SP Associates. The Company estimates that the premiums and commissions paid for such insurance are comparable to premiums it would pay for comparable coverage from an unrelated third party. Additionally, the Company paid $25,000 to JMB Insurance Agency, Inc. for consulting services during 2000 and 2001.

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

        In connection with the acquisition of a 76% interest in Executive Parking Industries, LLC, through the acquisition of its parent company, S&S Parking, Inc., a California corporation, the Company entered into a management agreement dated May 1, 1998, with D&E Parking, Inc. ("D&E") a California corporation, in which certain officers of the company have an interest to assure the continuation services previously provided by Edward Simmons and Dale Stark, the principal shareholders of D&E. Ed Simmons is now an executive vice president of the Company and Dale Stark is now a senior vice president of the Company. The management agreement is for a period of nine years, terminating on April 30, 2007. In consideration of the services to be provided by D&E, the Company agreed to pay D&E an annual base fee, payable in equal monthly installments, in the first year equaling $500,000 and increasing to $719,000 in the ninth year of the agreement. Holberg guarantees all of the Company's payment obligations pursuant to the management agreement.

        On December 31, 2000, the Company entered into an agreement to sell, at fair market value, certain contract assets to D & E Parking, Inc. The Company recorded a gain of $1.0 million from this transaction in 2000. The Company will continue to operate the parking facilities and receive management fees and reimbursement for support services in connection with the operation of the parking facilities.

        The Company entered into a management agreement dated as of September 19, 2000, with Circle Line Sightseeing Yachts, Inc. to manage and operate certain parking facilities located along the Hudson River and Piers located in New York City and under the control of Circle Line. Circle Line is approximately 83% owned by members of John Holten's immediate family. The Company is paid a management fee based on a percentage of net cash flow, which for 2001 was $58,500. The Company estimates that such management fees are no less favorable than would normally be obtained through arms-length negotiations. Additionally, Circle Line has the right to require the Company to temporarily advance to Circle Line each December 31st and April 1st funds, each fiscal year based upon circle lines anticipated net profit from operations. The Company made advances of $100,000 in 2000, and $300,000 in 2001.

        In 2001, Holdings entered into Demand Notes with Facto Capital L.L.C., a party related to John V. Holten, Chairman and a Director of Holdings, which in the aggregate amounted to $1,230,000. Borrowings under the Demand Notes bear interest at variable rates. On January 11, 2002, AP Holdings redeemed the notes plus interest in full.

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

        This amount had previously been reclassified from a long-term asset to stockholders deficit. For the year ended December 31, 2001, the Company recorded a $2.2 million bad debt provision related to the aforementioned amount due to uncertainty regarding the ability of Holberg and the affiliate of Holberg to repay such amount.

Consulting Agreement with Sidney Warshauer

        Consummation of the combination was conditioned by Standard, among other things, upon the execution of a Consulting Agreement (the "Agreement") between the Company and Sidney Warshauer, the father of Myron C. Warshauer. Sidney Warshauer is 86 years old.

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

Certain Other Matters Relating to Holberg

        Holberg received in March 1998 investment banking and advisory fees from APCOA in connection with certain prior transactions, and received a $1.0 million advisory fee (and reimbursement of expenses) upon consummation of the combination. The Company also may pay an annual management fee to Holberg and otherwise reimburse Holberg for certain expenses incurred by Holberg on behalf of the Company. All of these fees and other amounts paid to Holberg are subject to the limits and restrictions imposed by the indentures and the covenants in the senior credit facility and the amended and restated credit agreement.

        Prior to Holberg's transfer of shares to Steamboat in March 2001, APCOA/Standard, Holberg and its affiliates periodically engaged in bi-lateral loans and advances. The Company, from time to time, entered into such bi-lateral loans and advances as permitted under the indenture and the senior credit facility. These loans and advances were interest bearing at a variable rate that approximated the prime interest rate. The accumulated interest was added to, or deducted from (as appropriate), the balance in the loan or advance account. In connection with the combination, APCOA made a $6.5 million non-cash distribution to Holberg of the receivable in such amount due from Holberg to APCOA, at the date of the combination. As of December 31, 2001, APCOA/Standard Parking had advanced to Holberg $2.6 in aggregate amount. This amount had previously been reclassified from a long-term asset to stockholders' deficit. For the year ended December 31, 2001, the Company recorded a $2.6 million bad debt provision related to the aforementioned amount due to uncertainty regarding the ability of Holberg to repay such amount.

        On March 5, 2001, AP Holdings and Holberg entered into a management agreement. The agreement provides for Holberg to provide certain management services as described in the agreement. In return, Holberg shall be entitled to receive an annual management fee, payable quarterly in advance in an amount equal to the greater of one percent of invested capital as defined within or $2.0 million, subject to certain conditions. For the period ended December 31, 2001, AP Holdings paid $2.0 million to Holberg in accordance with the management agreement.

Exchange and Amendment Agreement

        In connection with its restructuring of APCOA's outstanding 9 1/4% Senior Subordinated Notes due 2008, APCOA entered into an Exchange and Amendment Agreement with Fiducia Ltd. ("Fiducia"), whereby Fiducia agreed to exchange the $35 million of 9 1/4% notes that it owned for $35 million of APCOA's newly issued 18% Senior Convertible Redeemable Preferred Stock and to consent to the proposed amendments to the indenture governing the 9 1/4% notes. Certain beneficial owners of Fiducia are members of the immediate family of John V. Holten. All holders of 9 1/4% notes were given the opportunity pursuant to APCOA's exchange offer and consent solicitation to consent to the amendments to the indenture and receive preferred stock on the same terms as Fiducia.

Consent and Waiver Agreement

        In connection with the restructuring of the 9 1/4% Senior Subordinated Notes issued by APCOA, AP Holdings entered into a Consent and Waiver Agreement with a holder of a majority of AP Holdings outstanding 11 1/4% Senior Discount Notes due 2008. Pursuant to this agreement, Fiducia Ltd. agreed to consent to certain amendments to the terms of the 11 1/4% Senior Discount Notes due 2008 and agreed to delay its receipt of cash interest payments until March 15, 2007 on the notes that it owned. AP Holdings subsequently agreed to pledge an amount of shares of APCOA's Series C Redeemable Preferred Stock equal in value to the notes owned by Fiducia to secure AP Holdings performance under the notes. Certain beneficial owners of Fiducia are members of the immediate family of John V. Holten.

Certain Other Matters Relating to AP Holdings and Steamboat

        In connection with the Company's recapitalization, on January 11, 2002, APCOA/Standard paid a $3.0 million Transaction Advisory Fee to AP Holdings and redeemed $1.5 million of Series C preferred stock held by AP Holdings for $1.5 million in cash (See Note D of the Notes to Consolidated Financial Statements).

        APCOA/Standard may also pay a management fee to AP Holdings or Steamboat and otherwise reimburse AP Holdings or Steamboat for certain expenses incurred by them on the Company's behalf. Some of these fees and other amounts paid to AP Holdings and Steamboat are subject to the limits and restrictions imposed by the indenture governing the 9 1/4% Senior Subordinated Notes and the 14% Senior Subordinated Second Lien Notes and the amended and restated senior credit agreement.

        APCOA/Standard may also, from time to time, enter into bilateral loans and advances with AP Holdings or Steamboat as permitted under the indenture governing the 14% Senior Subordinated Second Lien Notes, the indenture governing the outstanding 9 1/4% Senior Subordinated Notes and, subject to certain conditions, the amended and restated senior credit agreement. These loans and advances bear interest at a variable rate that approximates the prime interest rate. The accumulated interest is added to, or deducted from (as appropriate), the balance in the loan or advance account. As of December 31, 2001, APCOA/Standard had advanced to AP Holdings $8.1 million in aggregate amount. This amount had previously been reclassified from a long-term asset to stockholders' deficit. For the year ended December 31, 2001, APCOA/Standard recorded an $8.1 million bad debt provision related to the aforementioned amounts due to uncertainty regarding the ability of AP Holdings to repay such amounts without potentially receiving distributions from the Company.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a)
  The following documents are filed as part of this Report:

  1.
  Financial Statements.

    Report of Independent Auditors

    Audited Consolidated Financial Statements
            Consolidated Balance Sheets at December 31, 2001 and 2000

    For the years ended December 31, 2001, 2000 and 1999:
            Consolidated Statements of Operations
            Consolidated Statements of Stockholders' Deficit
            Consolidated Statements of Cash Flows

    Notes to Consolidated Financial Statements

    2.
    Financial statement schedule.

    Schedule II—Valuation and Qualifying Accounts

          All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

    3.
    Exhibits

Exhibit Number	Description	Sequentially Numbered Page
2.1
Combination Agreement, dated as of January 15, 1998, by and between APCOA, Inc. and the Standard Owners (incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement Form S-4 No. 333-50433 filed April 17, 1998, August 11, 1998 and August 14, 1998 (the "Registration Statement"))
3.1	Restated Certificate of Incorporation of AP Holdings (incorporated by reference to Exhibit 3.1 to the Registration Statement)
3.2	Amended and Restated By-Laws of the Company dated as of December 29, 2000 (incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K filed for December 31, 2000)
3.5
Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of Qualifications, Limitations and Restrictions Thereof of 18% Convertible Redeemable Series D Preferred Stock of the Company dated January 10, 2002.
4.1
Indenture, dated as of March 30, 1998, by and among AP Holdings and State Street Bank and Trust Company, with respect to the New Notes (incorporated by reference to Exhibit 4.1 to the Registration Statement)

4.2	Form of 9 1/4% Note (included as Exhibit A to Exhibit 4.1)
4.3	Form of 9 1/4% Note Guarantee (included as Exhibit D to Exhibit 4.1)
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
4.12	Demand Note dated March 5, 2001, by among AP Holdings and Facto Capital L.L.C. (incorporated by reference to Exhibit 4.12 to the Company's Quarterly Report on Form 10-Q for March 31, 2001).
4.13	Demand Note dated March 8, 2001, by among AP Holdings and Facto Capital L.L.C. (incorporated by reference to Exhibit 4.13 to the Company's Quarterly Report on Form 10-Q for March 31, 2001).
4.14	Demand Note dated March 12, 2001, by among AP Holdings and Facto Capital L.L.C. (incorporated by reference to Exhibit 4.14 to the Company's Quarterly Report on Form 10-Q for March 31, 2001).
4.15	Demand Note dated May 10, 2001, by among AP Holdings and Facto Capital L.L.C. (incorporated by reference to Exhibit 4.15 to the Company's Quarterly Report on Form 10-Q for June 30, 2001).
4.16
Indenture governing the Company's 14% Senior Subordinated Second Lien Notes due 2006, dated as of January, 2002, by and among the Company, the Subsidiary Guarantors and State Street Bank and Trust Company.
4.17	Form of the Company's 14% Senior Subordinated Second Lien Note due 2006 (included in Exhibit 4.16 hereto).
4.18	Form of the Company's 14% Senior Subordinated Second Lien Note due 2006 (included in Exhibit 4.16 hereto).

10.1
Registration Rights Agreement, dated as of March 30, 1998, by and among the Company, the Subsidiary Guarantors, Donaldson, Lufkin & Jenrette Securities Corporation and First Chicago Capital Markets, Inc. (incorporated by reference to Exhibit 10.1 to the Registration Statement).
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
10.22
Second Amendment to Employment Agreement between the Company and Michael K. Wolf dated December 6, 2000 (incorporated by reference to Exhibit 4.11 to the Company's Annual Report on Form 10K filed for December 31, 2000)
10.23	Employment Agreement between the company and Herbert W. Anderson Jr. (incorporated by reference to Exhibit 10-10 to the registration statement).
10.26	Management Agreement between AP Holdings and Holberg Industries, Inc. dated March 5, 2001. (incorporated by reference to Exhibit 10.26 filed with the Company's form 10-Q for June 30, 2001.
10.27	Employment Agreement between the Company and Robert N. Sacks dated May 18, 1998,
10.28	First Amendment between the Company and Robert N. Sacks dated November 7, 2001
10.29	Employment Agreement between the Company and G. Marc Baumann dated October 9, 2000
10.30	Amended and Restated Employment Agreement between the Company and G. Marc Baumann dated October 1, 2001.
10.31	Stock option plan between the Company and eligible executives, employees, directors and/or consultants.
10.32	Exchange Agreement by and between the Company and AP Holdings dated March 11, 2002.
10.33	Exchange and Amendment Agreement by and between the Company and Fiducia, Ltd dated November 20, 2001.
10.34	Amended and Restated Dealer Manager and Consent Solicitation Agreement between the Company and Credit Suisse First Boston Corporation dated December 19, 2001.

10.35	Stock Option Agreement by and between the Company and Myron C. Warshauer dated March 30, 1998.
10.36	Second Amendment to the Employment Agreement between the Company and James A. Wilhelm dated October 18, 2001.
10.37	Third Amendment to the Employment Agreement between the Company and James A. Wilhelm dated January 31, 2001.
10.38	Consulting Engagement Agreement dated January 11, 2002 between the Company and AP Holdings
10.39	Consulting Agreement dated October 16, 2001 between the Company and Shoreline Enterprises
10.40	Amended and Restated Credit Agreement dated January 11, 2002 by and among the Company, the Lenders and LaSalle Bank, N.A., as agent for the Lenders.
10.41	Technical correction of the Amended and Restated Credit Agreement dated February 27, 2002 by and among the Company, the Lenders and LaSalle Bank, N.A., as agent for the Lenders.
10.42	Consent and Waiver Agreement dated November 20, 2001 by and among AP Holdings, State Street Bank and Trust Company and Fiducia, Ltd.
10.43	Pledge Agreement and Waiver dated January 11, 2002, by and among AP Holdings, the Company and Fiducia, Ltd.
10.44	Extension of Pledge and Waiver Agreement dated March 18, 2002, by and among AP Holdings, the Company and Fiducia, Ltd.
21.1	Subsidiaries of AP Holdings
  (b)
  Reports on Form 8-K.

          On November 6, 2001, AP Holdings and the Company filed a Current Report on Form 8-K. This report disclosed that Myron C. Warshauer resigned from his position as Director and Chief Executive Officer of APCOA/Standard and was appointed as Vice Chairman Emeritus. The Company's President, James A. Wilhelm will assume the role of CEO.

          On November 15, 2001, AP Holdings and the Company filed a Current Report on Form 8-K. This report disclosed certain risk factors relating to its business, including the impact of continued terrorist attacks, impact of a decrease in car and air travel, if bad debt reserves ultimately become inadequate, impact of increased government regulation of airports, impact of additional collateral requirements related to performance bonds, impact of insurance coverage renewal, impact of a more concentrated client base and impact of regulations on the Company's business.

          On November 21, 2001, AP Holdings and the Company filed a Current Report on Form 8-K. This report disclosed that APCOA/Standard commenced an unregistered exchange offer and consent solicitation.

          On December 27, 2001, AP Holdings and the Company filed a Current Report on Form 8-K. This report disclosed an extension of its exchange offer.

55

INDEX TO HISTORICAL FINANCIAL STATEMENTS

AP Holdings, Inc.

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT AUDITORS

Board of Directors
AP HOLDINGS, INC.

        We have audited the accompanying consolidated balance sheets of AP Holdings, Inc. ("AP Holdings") as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of AP Holdings' management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AP Holdings at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                      ERNST & YOUNG LLP

Chicago, Illinois
March 22, 2002

AP Holdings, Inc.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$7,602	$3,539
Notes and accounts receivable, less allowances of $1,288 and $2,056 in 2001 and 2000, respectively	40,276	46,737
Prepaid expenses and supplies	1,194	1,775

Total current assets	49,072	52,051
Leaseholds and equipment:
Equipment	15,526	15,741
Leasehold improvements	19,815	25,880
Leaseholds	39,006	41,568
Construction in progress	1,676	2,027

	76,023	85,216
Less accumulated depreciation and amortization	57,440	56,724

	18,583	28,492
Other Assets:
Advances and deposits	1,196	2,075
Cost in excess of net assets acquired, less accumulated amortization of $14,529 and $11,270 in 2001 and 2000, respectively	115,332	113,293
Intangible and other assets, less accumulated amortization of $5,693 and $4,807 in 2001 and 2000, respectively	8,051	12,341

	124,579	127,709

Total assets	$192,234	$208,252

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$34,620	$35,079
Accrued rent	4,012	5,070
Compensation and payroll withholdings	6,293	5,649
Property, payroll and other taxes	2,025	3,998
Accrued insurance and expenses	9,763	9,954
Accrued other special charges	12,057	2,994
Demand note due to related party	1,230	—
Current portion of long-term borrowings	1,554	1,406

Total current liabilities	71,554	64,150
Long-term borrowings, excluding current portion:
Obligations under credit agreements	168,600	166,950
Senior Discount Notes, 11.25% due 2008	61,330	54,976
Other	5,103	6,640

	235,033	228,566
Other long-term liabilities	12,658	10,121
Redeemable preferred stock	41,234	36,281
Common stock of subsidiary subject to put/call rights; 5.01 shares issued and outstanding	8,500	6,304
Stockholders' deficit:
Class A voting common stock, $0.01 par value per share, 20,000 shares authorized, no shares outstanding	—	—
Class B voting common stock, $0.01 par value per share, 20,000 shares authorized, 8,800 shares issued, 7,920 shares outstanding	1	1
Additional paid-in capital	2,088	2,088
Advances to and deposits with affiliates, net	—	(5,253)
Accumulated other comprehensive (loss)	(803)	(374)
Accumulated deficit	(178,031)	(133,632)

Total common stockholders' deficit	(176,745)	(137,170)

Total liabilities and stockholders' deficit	$192,234	$208,252

See Notes to Consolidated Financial Statements.

AP Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Years Ended December 31
	2001	2000	1999
Gross customer collections	$1,505,645	$1,545,690	$1,369,319

Parking services revenue:
Lease contracts	$156,411	$181,828	$196,441
Management contracts	87,403	70,654	51,458

	243,814	252,482	247,899
Costs and expenses:
Cost of parking services:
Lease contracts	142,555	159,702	172,217
Management contracts	44,272	32,643	20,817

	186,827	192,345	193,094
General and administrative	32,921	36,171	32,453
Other special charges	15,869	5,178	6,852
Depreciation and amortization	15,501	12,635	9,343

Total costs and expenses	251,118	246,329	241,742

Operating (loss) income	(7,304)	6,153	6,157
Other expenses (income):
Interest expense	24,847	24,007	21,849
Interest income	(321)	(369)	(713)

	24,526	23,638	21,136

Bad debt provision related to non-operating receivable	4,805	—	—
Loss before minority interest and income taxes	(36,635)	(17,485)	(14,979)
Minority interest expense	209	341	468
Income tax expense	406	503	752

Net loss	(37,250)	(18,329)	(16,199)
Preferred stock dividends	(4,953)	(4,356)	(3,560)
Increase in fair value of common stock subject to put/call	(2,196)	(1,715)	—

Net loss attributable to common stockholders	$(44,399)	$(24,400)	$(19,759)

See Notes to Consolidated Financial Statements.

AP Holdings, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(In thousands, except for share data)

	Preferred Stock		Common Stock		Advance to and Deposits with Affiliates
						Accumulated other Comprehensive Income
	Number of Shares	Par Value	Number of Shares	Par Value			Additional Paid-In Capital	Accumulated Deficit	Total
Balance (deficit) at January 1, 1999	$2,970.74	$28,364	7,920	$1	$—	$—	$2,088	$(89,473)	$(59,020)
Net loss								(16,199)	(16,199)
Cumulative translation adjustment						428			428
Comprehensive loss									(15,771)

Preferred stock dividends	395.56	3,560						(3,560)	—
Advances to and deposits with affiliates					(4,820)				(4,820)
Conversion of preferred stock to mandatorily redeemable preferred stock	(3,366.30)	(31,924)							(31,924)

Balance (deficit) at December 31, 1999	—	—	7,920	1	(4,820)	428	2,088	(109,232)	(111,535)
Net loss								(18,329)	(18,329)
Cumulative translation adjustment						(802)			(802)
Comprehensive loss									(19,131)

Preferred stock dividends								(4,356)	(4,356)
Increase in fair value of common stock subject to put/call								(1,715)	(1,715)
Advances to and deposits with affiliates	—	—			(433)		—	—	(433)

Balance (deficit) at December 31, 2000	—	—	7,920	1	(5,253)	(374)	2,088	(133,632)	(137,170)
Net loss								(37,250)	(37,250)
Cumulative translation adjustment						(429)			(429)

Comprehensive loss									(37,679)

Preferred stock dividends								(4,953)	(4,953)
Increase in fair value of common stock subject to put/call								(2,196)	(2,196)
Advances to and deposits with affiliates					5,253				5,253

Balance (deficit) at December 31, 2001	—	—	7,920	$1	$—	$(803)	$2,088	$(178,031)	$(176,745)

See Notes to Consolidated Financial Statements.

AP Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31
	2001	2000	1999
Operating activities
Net loss	$(37,250)	$(18,329)	$(16,199)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Provision related to non-operating receivables	4,805	—	—
Depreciation and amortization	15,501	12,635	9,343
Interest accreted on long-term borrowings	6,354	5,696	5,106
Changes in operating assets and liabilities, net of acquisitions:
Notes and accounts receivable	6,461	(4,022)	(11,949)
Prepaid assets	581	(130)	1,089
Other assets	4,328	1,217	2,425
Accounts payable	(459)	9,790	6,802
Accrued liabilities	7,343	(10,074)	(12,115)
Due from affiliates	—	—	(2,211)

Net cash provided by (used in) operating activities	7,664	(3,217)	(17,709)
Investing activities
Purchase of leaseholds and equipment	(1,537)	(4,684)	(10,261)
Purchase of leaseholds and equipment by joint ventures	(10)	(213)	(339)
Businesses acquired, net of cash acquired	—	—	(3,181)
Proceeds from disposition of leaseholds and equipment	—	—	250

Net cash used in investing activities	(1,547)	(4,897)	(13,531)
Financing Activities
Proceeds from long-term borrowings	1,650	8,850	18,100
Proceeds from demand note	1,230	—	—
Payments on long-term borrowings	(1,083)	(588)	(1,660)
Proceeds from joint venture borrowings	—	—	1,281
Payments on joint venture borrowings	(1,687)	(736)	(558)
Payments of debt issuance costs	(1,735)	(286)	(319)

Net cash (used in) provided by financing activities	(1,625)	7,240	16,844

Effect of exchange rate changes on cash and cash equivalents	(429)	(802)	428

Increase (decrease) in cash and cash equivalents	4,063	(1,676)	(13,968)
Cash and cash equivalents at beginning of year	3,539	5,215	19,183

Cash and cash equivalents at end of year	$7,602	$3,539	$5,215

Non-Cash investing capital lease	$728	—	—

See Notes to Consolidated Financial Statements.

AP Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2001, 2000 and 1999
(In thousands)

Note A. Significant Accounting Policies

        AP Holdings, Inc. ("AP Holdings"), is a subsidiary of Steamboat Holdings, Inc. ("Steamboat"), and owns 84% of the voting stock of APCOA/Standard Parking, Inc. ("APCOA/Standard" or "the Company"), formerly known as APCOA, Inc. ("APCOA"). APCOA/Standard and its subsidiaries and affiliates manage, operate and develop parking properties throughout the United States and Canada. The Company provides on-site management services at multi-level and surface facilities in the two major markets of the parking industry: urban parking and airport parking. The Company manages approximately 1,958 parking facilities, containing approximately 1,026,000 parking spaces in over 260 cities across the United States and Canada.

        On January 18, 2002, a wholly-owned subsidiary of Steamboat Holdings, Inc. ("Steamboat") owning more than 90% of the outstanding shares of AP Holdings merged into AP Holdings resulting, by operation of law, in AP Holdings becoming a wholly owned subsidiary of Steamboat. Steamboat issued to the former minority shareholders of AP Holdings promissory notes in the amount of $378.78 per share surrendered pursuant to the merger. As of March 19, 2002, two former shareholders of AP Holdings had elected to exercise their appraisal rights under Delaware law.

        Principles of Consolidation—The consolidated financial statements include the accounts of AP Holdings, the Company, its wholly owned subsidiaries, and joint ventures in which the Company has more than 50% ownership interest. Minority interest recorded in the consolidated statement of operations is the joint venture partner's noncontrolling interest in consolidated joint ventures. Minority interest included in the consolidated balance sheets was $234 and $121 at December 31, 2001 and 2000, respectively. Investments in joint ventures where the Company has a 50% or less noncontrolling ownership interest are reported on the equity method. Investments and losses in joint ventures accounted for using the equity method in the consolidated balance sheets were $83 and $(20) at December 31, 2001 and 2000, respectively. All significant intercompany profits, transactions and balances have been eliminated in consolidation.

        Gross Customer Collections—Gross customer collections represent gross receipts collected at all leased and managed properties, including unconsolidated affiliates.

        Parking Revenue—The Company recognizes gross receipts from leased locations and management fees earned from management contract properties as parking revenue as the related services are provided. Also included in parking revenue were $196 in 2001, $1,788 in 2000 and $2,116 in 1999 from gains on sales of parking contracts and development fees. In addition, in 2001 is a net receipt of $4,805 related to the exercise of owner termination rights, associated with certain management contracts in the ordinary course of business.

        Cost of Parking Services—The Company recognizes costs for leases and nonreimbursed costs from managed facilities as cost of parking services. Cost of parking services consists primarily of rent and payroll related costs.

        Advertising Costs—Advertising costs are expensed as incurred and are included in general and administrative expenses. Advertising expenses aggregated $218, $379 and $402 for 2001, 2000 and 1999, respectively.

        Cash and Cash Equivalents—Cash equivalents represent funds temporarily invested in money market instruments with maturities of one to five days. Cash equivalents are stated at cost, which approximates market value.

        Leaseholds and Equipment—Leaseholds, equipment and leasehold improvements are stated at cost. Leaseholds (cost of parking contracts) are amortized on a straight-line basis over the average contract life of 10 years. Equipment is depreciated on the straight-line basis over the estimated useful lives of approximately 5 years on average. Leasehold improvements are amortized on the straight-line basis over the terms of the respective leases or the service lives of the improvements, whichever is shorter (average of approximately 7 years). Depreciation and amortization includes (gains) losses on abandonments of leaseholds and equipment of $4,579, $(2) and $105 in 2001, 2000 and 1999, respectively. Depreciation expense was $11,494 and $8,621 in 2001 and 2000, respectively. Included in 2001, is $2,043 related to costs of software programs that have been discontinued or have become obsolete, and $1,323 related to leasehold improvements that will not be utilized at the corporate headquarters.

        Cost in Excess of Net Assets Acquired (Goodwill)—Cost in excess of net assets acquired arising from acquisitions is amortized using the straight-line method over 40 years.

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," effective for the Company in fiscal 2002.

        Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to impairment tests at least annually in accordance with SFAS No. 142. Other intangible assets will continue to be amortized over their contractual lives.

        The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of SFAS No. 142 is expected to result in an increase in net earnings of approximately $3.3 million per year. The Company has performed the first of the required impairment tests of goodwill as of December 31, 2001, and has determined that no impairment exists as of December 31, 2001, and the effect of these tests on the earnings and financial position of the Company will not be material in 2002.

        Long Lived Assets—The Company accounts for impairment of long-lived assets, which includes goodwill, in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

        Intangible Assets—Debt issuance costs of $2,809 and $5,875 at December 31, 2001 and 2000 respectively, are amortized over the terms of the credit agreements using the straight-line method which approximates the interest method. Additionally, $3,387 and $3,983 of intangibles at December 31, 2001 and 2000 respectively, consisting primarily of a covenant not to compete (see Note B), are being amortized on a straight-line basis over the term of the respective agreements which range from 5 to 10 years. Debt issuance costs of $3,323 for the year ended December 31, 2001 were recorded as other special charges related to the exchange. (See note C). Amortization expense was $4,007 and $9,014 in 2001 and 2000 respectively.

        Financial Instruments—The carrying values of cash, accounts receivable and accounts payable are reasonable estimates of their fair value due to the short-term nature of these financial instruments. The Company's 9.25% Senior Subordinated Notes are included in the Consolidated Balance Sheet at $140,000, which represents the aggregate face value of the notes. Market value at December 31, 2001 aggregated $53,200. AP Holdings 11 1/4% senior discounted notes are included in the Consolidated Balance Sheet at $70,000 which represents the aggregate face value of the notes. Market value at December 31, 2001 aggregated $4,900. Other long-term debt has a carrying value that approximates fair value.

        Foreign Currency Translation—The functional currency of the Company's foreign operations is the local currency. Accordingly, assets and liabilities of the Company's foreign operations are translated from foreign currencies into U.S. dollars at the rates in effect on the balance sheet date while income and expenses are translated at the weighted-average exchange rates for the year. Adjustments resulting from the translations of foreign currency financial statements are accumulated and classified as a separate component of stockholders' deficit.

        Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

        Recent Accounting Pronouncements—In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement 133), which is required to be adopted on January 1, 2001. Statement 133 requires all derivatives to be recognized in the balance sheet as either assets or liabilities at fair value. Derivatives that are not hedges, as defined in statement 133, must be adjusted to fair value through income. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. Management believes the adoption of this statement did not have an effect on AP Holdings and the Company.

        In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. FAS 144 is effective for fiscal years beginning after December 15, 2001. The Company expects to adopt FAS 144 as of January 1, 2002, and it does not expect that the adoption of the Statement will have a significant impact on the Company's financial position and results of operations.

        Reclassifications—Certain amounts previously presented in the financial statements of prior periods have been reclassified to conform to current year presentation.

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

Cash consideration	$65,000
5.01 shares of common stock issued, at calculated put/call value	4,589
Closing distribution to the Standard owners	2,822
Consulting and non-compete agreement with former owner	5,000
Direct acquisition costs	7,179

Total purchase price	$84,590

Cash	$1,632
Notes and accounts receivable	318
Prepaid expenses	180
Leaseholds and equipment	7,971
Consulting and non-compete agreement	5,000
Cost in excess of net assets acquired	77,557
Other assets	415
Accounts payable and accrued expenses	(3,855)
Other costs and liabilities	(4,628)

$84,590

        Pursuant to notices dated October 15, 2001 and September 28, 2001, the put options were exercised under a stockholders agreement. As a result, APCOA/Standard is required to purchase 5.01 shares of its common stock for an aggregate amount of $8.22 million. This amount accretes at 11.75% per year. Pursuant to the terms of the stockholders agreement, however, APCOA/Standard cannot make such payments as they are prohibited by the terms of the existing senior credit facility and restricted under other debt instruments. The payment is also prohibited by the terms of the amended and restated credit agreement.

        Direct acquisition costs incurred in connection with the acquisition include investment banking fees of $3,289 and legal and other professional fees of $3,890.

        On January 22, 1998, the Company acquired the assets of Huger Parking Company, LLC, d/b/a Dixie Parking, for $1,000 in cash at closing and $3,250 in notes payable, of which $1,000 was repaid in March of 1998. The $2,250 balance is payable over 20 years with interest based on prime. On May 1, 1998, the Company acquired the remaining 76% interest in Executive Parking Industries LLC, through the acquisition of all of the outstanding capital stock of S&S Parking, Inc., the sole asset of which was such 76% interest in EPI, for $7,020 in cash. In addition, on June 1, 1998, APCOA/Standard acquired all of the outstanding capital stock of Century Parking, Inc., and Sentry Parking Corporation, for $5,168 in cash at closing including direct acquisition costs and $700 paid on June 1, 2001. On September 1, 1998, APCOA/Standard acquired the operations of Virginia Parking Service, Inc. in a stock purchase transaction for $3,114 in cash including direct costs, and up to $1,250 in notes payable over five years with interest at the prime rate.

        On April 1, 1999, the Company acquired the assets of Pacific Rim Parking, Inc. ("Pacific Rim") in Los Angeles for $750 in cash and up to $750 in non-interest bearing notes payable over five years. On May 1, 1999 the Company acquired various contracts of System Parking Inc. in Atlanta for $250 in cash. Effective as of July 1, 1999 the Company acquired all of the outstanding stock of Universal Park Holdings, Inc., operating under the names U-Park and Select Valet Parking, in Vancouver B.C. for $1,610.

        All of these acquisitions have been accounted for under the purchase method and their operating results have been included in the consolidated results since their respective date of acquisition. The historical operating results of the businesses prior to acquisition were not material relative to the consolidated results of APCOA/Standard.

Note C. Other special charges

        Included in "other special charges" in the accompanying consolidated statement of operations for the years ended December 31, 2001, 2000 and 1999 are the following (expenses are cash unless otherwise stated):

	December 31,
	2001	2000	1999
Costs related to the exchange offering	$8,431	$—	$—
Write off of debt issuance costs related to the exchange (non-cash expense)	3,323	—	—
Provision for abandoned businesses	1,722	—	—
Employee severance costs	87	2,475	1,607
Increase in insurance reserves	314	895	—
Provision for headquarters reorganization	750	—	—
Incremental integration costs and other	1,242	1,266	3,070
Costs associated with terminated transactions	—	543	2,175

Total other special charges	$15,869	$5,178	$6,852

Supplemental Disclosure—Other Special Charges

	December 31,
	2001	2000	1999
Accrued at beginning of year	$2,994	$2,024	$6,163
Provision for other special charges (cash)	12,546	5,178	6,852
Paid during year	(3,483)	(4,208)	(10,991)

Accrued at end of year	$12,057	$2,994	$2,024

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

        In 2000, the employee severance costs relate to a provision for key management severance of $1,400 and cash compensation and related expenses for approximately 15 other employees for whom employment was terminated of $1,075. The costs associated with the insurance program relate to retroactive prior period premium adjustments of $895. The costs associated with incremental integration costs and other include $294 for settlement costs and outside accounting firm costs related to the combination with Standard, $235 for closure of administrative office, and $736 for a provision related primarily to estimated settlements on disputed receivables. The costs associated with terminated transactions relate to expenses incurred for acquisition activity that was terminated.

        In 2001, costs of $8,431 were provided for and debt issuance costs of $3,323 were written-off related to the exchange offer. The provision for abandoned businesses of $1,722 relate to minimum future lease payments at a closed location. The costs associated with incremental integration costs and other include $371 for settlement costs and outside accounting firm costs related to the combination with Standard, $873 related primarily to legal costs incurred on terminated contracts. The provision for headquarter reorganization of $750 principally relates to the reorganization and decentralization of financial functions. The costs associated with the insurance program relate to retroactive prior period premiums adjustments of $312.

Note D. Borrowing Arrangements

        Long-term borrowings consist of:

	Interest Rate(s)	Due Date	2001	2000
Senior Subordinated Notes	9.25%	March, 2008	$140,000	$140,000
Senior Discount Notes	11.25%	March, 2008	61,330	54,976
Senior Credit Facility	Various	July, 2002	28,600	26,950
Joint venture debentures	11.00-15.00%	Various	3,432	5,118
Other	Various	Various	3,225	2,928

			236,587	229,972
Less current portion			1,554	1,406

			$235,033	$228,566

        As of December 31, 2001, the liquidation preference in order of preference or the company's long-term borrowings is: senior credit facility and amended senior credit facility, 9 1/4% senior subordinated notes, joint venture debentures, other debt.

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

        On January 11, 2002, the Company completed a restructuring of its publicly issued debt. The Company exchanged $91.1 million of its outstanding 9 1/4% Senior Subordinated Notes due 2008 for $59.3 million of its newly issued 14% Senior Subordinated Second Lien Notes due 2006 and 3,500 shares of its newly issued 18% Senior Convertible Redeemable Preferred Stock with a face value of $35.0 million. As part of these transactions, the Company also received $20.0 million in cash. The cash was used to repay borrowings under the Company's old credit facility, repurchase shares of existing redeemable preferred stock owned by its parent company and pay expenses incurred in connection with the transaction (including approximately $3.0 million to AP Holdings as a transaction advisory fee).

        The Company's Senior Credit Facility (the "Facility") provides cash borrowings up to $40.0 million with sublimits for Letters of Credit up to $10.0 million, at variable rates based, at the Company's option, either on LIBOR, the overnight federal funds rate, or the bank's base rate. The Company utilizes the Facility to provide readily-accessible cash for working capital purposes. The Facility includes covenants that limit the Company from incurring additional indebtedness, issuing preferred stock or paying dividends, and contains certain other restrictions. At December 31, 2001, the Company had $3.0 million of letters of credit outstanding under the Facility and borrowings against the Facility aggregated $28.6 million. At December 31, 2001, the company had $8.4 million of funds available under the senior credit facility. The Facility was amended on March 30, 2000, with the principal changes to the agreement providing for revisions to interest rates charged on borrowings and certain financial covenants. The Facility was amended on May 12, 2000, with the principal change to the agreement relating to the definition of a change in control. The Facility was amended on November 14, 2000, with the principal changes to the agreement providing for revisions to interest rates charged on borrowings and certain financial covenants. The Facility was amended on March 30, 2001 with the principal changes to the agreement providing for revisions to interest rates charged on borrowings, certain financial covenants, a change to restore the original borrowing limits, and a change in the expiration date from March 30, 2004 to July 1, 2002. The Facility was amended as of September 30, 2001, with the principal changes to the agreement providing for revisions to certain financial covenants.

        The Company entered into an Amended and Restated Credit Agreement dated as of January 11, 2002, which restructures the senior credit facility. The Amended and Restated Credit Agreement provides cash borrowings up to $40.0 million with sub-limits for Letters of Credit up to $8.0 million. The Amended and Restated Credit Agreement consists of a $25.0 million revolving credit facility provided by LaSalle Bank N.A., which will expire on March 1, 2004 and a $15.0 million term loan held by Bank One N.A., amortizing with $5.0 million due on December 31, 2002 and the balance due on March 10, 2004. The revolving facility will provide for cash borrowings up to the lesser of $25.0 million or 80% of the Company's eligible accounts receivable as defined therein, at variable rates based, at the Company's option, either on LIBOR, the overnight federal funds rate, or the bank's base rate. The term loan will be at a fixed rate of 13%, with 9 1/2% payable monthly in arrears and 3 1/2% accruing without compounding and be payable on March 10, 2004 or at the time of any permitted prepayment of the principal balance of the term loan.

        The Notes, Senior Discount Notes, and new Facility contain covenants that limit AP Holdings and APCOA/Standard from incurring additional indebtedness and issuing preferred stock, restrict dividend payments, limit transactions with affiliates and restrict certain other transactions. Substantially all of AP Holdings APCOA/Standard's net assets are restricted under these provisions and covenants (See Note J).

        Consolidated joint ventures have entered into four agreements for stand-alone development projects providing nonrecourse funding. These joint venture debentures are collateralized by the specific contracts that were funded and approximate the net book value of the related assets.

        The Company has entered into and various financing agreements, which were used for the purchase of equipment.

        The Company paid interest of $18,493, $18,133 and $15,778 in 2001, 2000, and 1999, respectively.

        The aggregate maturities of borrowings outstanding including the effect of the Amended and Restated Senior Credit Agreement and the Exchange at December 31, 2001 are as follows:

2002	$1,554
2003	996
2004	29,398
2005	890
2006	76,682
2007 and thereafter	111,850

$221,370

        The amounts include PIK interest and the 5% premium on the 14% senior subordinated second lien notes as defined in the indenture.

Note E. Income Taxes

        For the years 1999 and 2000, AP Holdings and the Company was included in the Consolidated Federal Income Tax Return of Holberg Industries. For 2001, AP Holdings and the Company will file a separate Consolidated Federal Income Tax Return, which is separate from Holberg Industries. The Company's income tax provision is determined on this separate return basis. Income tax expense consists of foreign, state, and local taxes.

        At December 31, 2001, AP Holdings and the Company have net operating loss carryforwards of $113,205 for federal income tax purposes that expire in years 2004 through 2021.

        A reconciliation of AP Holdings and the Company's reported income tax expense to the amount computed by multiplying loss before income taxes by the effective federal income tax rate is as follows:

	2001	2000	1999
Statutory benefit	$(14,958)	$(6,232)	$(5,508)
Permanent Differences	1,481	412	377

	(13,477)	(5,820)	(5,131)
State taxes, net of federal benefit	123	172	191
Higher/(lower) effective income taxes of other countries	(54)	(39)	505

	(13,408)	(5,687)	(4,435)
Change in valuation allowance	13,814	6,190	5,187

Income tax expense	$406	$503	$752

        Income tax expense consists of the following:

	2001	2000	1999
Current:
Foreign	$219	$242	$462
State	187	261	290

Total current	406	503	752
Deferred:
Foreign	—	—	—
State	—	—	—

Total deferred	—	—

Income tax expense	$406	$503	$752

        Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of the Company's and AP Holdings deferred tax assets (liabilities) as of December 31, 2001 and 2000 are as follows:

	2001	2000
Net operating loss carryforwards	$44,150	$32,696
Accrued Compensation	2,403	2,256
Restructuring Reserves	5,371	—
Other, net	1,011	1,664

	52,935	36,616
Book over tax depreciation and amortization	(1,857)	(1,328)

	51,078	35,288
Less: valuation allowance for deferred tax assets	(51,078)	(35,288)

Net deferred tax assets	$—	$—

        For financial reporting purposes, a valuation allowance for net deferred tax assets will continue to be recorded until realization of such assets is more likely than not. Taxes paid were $741, $320 and $679 in 2001, 2000 and 1999 respectively.

Note F. Benefit Plans

        The Company offers deferred compensation arrangements for certain key executives and sponsors an employees' savings and retirement plan in which certain employees are eligible to participate. Subject to their continued employment by the Company, employees offered supplemental pension arrangements will receive a defined monthly benefit upon attaining age 65. At December 31, 2001 and 2000, the Company has accrued $2,178 and $2,740 respectively, representing the present value of the future benefit payments. Participants in the savings and retirement plan may elect to contribute a portion of their compensation to the plan. The Company, in turn, contributes an amount in cash or other property as required by the plan. Expenses related to these plans amounted to $872, $985 and $750 in 2001, 2000 and 1999, respectively.

        The Company also contributes to two multi-employer defined contributions and nine multi-employer defined benefit plans which cover certain union employees. Expenses related to these plans were $997, $583 and $815 in 2001, 2000 and 1999, respectively.

Note G. Leases and Contingencies

        The Company operates parking facilities under operating leases expiring on various dates, generally prior to 2012. Certain of the leases contain options to renew at the Company's discretion.

        At December 31, 2001, the Company was committed to install in future years, at an estimated cost of $66, certain capital improvements at leased facilities.

        Future annual rent expense is not determinable due to the application of percentage factors based on revenues. At December 31, 2001, the Company's minimum rental commitments, excluding contingent rent provisions under all non-cancelable leases with remaining terms of more than one year, are as follows:

2002	$28,008
2003	19,018
2004	13,799
2005	10,042
2006	8,805
2007 and thereafter	33,445

$113,117

        Rent expense, including percentage rents, was $108,823, $124,900 and $133,962 in 2001, 2000 and 1999, respectively.

        Contingent rents were $81,467, $100,258 and $114,197 in 2001, 2000 and 1999 respectively.

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

        The Company is subject to various claims and legal proceedings which consist principally of lease and contract disputes and includes litigation with The County of Wayne relating to the management of parking facilities at the Detroit Metropolitan Airport. These claims and legal proceedings are considered routine, and incidental to the Company's business, and in the opinion of management, the ultimate liability with respect to these proceedings and claims will not materially affect the financial position, operations, or liquidity of the Company.

        Due to the current financial situation of Holberg, the Company recorded a $4.8 million bad debt provision for non-operating receivables for the year ended December 31, 2001. The 2001 bad debt provision relates to advances to and deposits with affiliates that had previously been reclassified from a long-term asset to stockholders deficit. This provision was made due to uncertainty regarding the ability of the affiliates to repay such amounts.

        Until January 1999, the Company participated in a master insurance program with Holberg which served to reduce the insurance costs of the combined group. In connection with the insurance program, during 1998 the Company placed $2,200 on deposit with a Holberg affiliate for insurance collateral purposes. This amount was included in the bad debt provision for non-operating receivables for the year ended December 31, 2001. This provision was made due to uncertainty regarding the ability of Holberg or the affiliate of Holberg to repay such amounts.

        Due to the current financial situation of AP Holdings, the Company recorded an $8.1 million bad debt provision for non-operating receivables for the year ended December 31, 2001. The 2001 bad debt provision relates to advances to, and deposits with affiliates that had previously been reclassified from a long-term asset to stockholders deficit.

        The Company and AP Holdings have entered into various management contracts and related arrangements with affiliates to manage properties in which certain executives have an interest. The Company estimates that management fees it receives are no less favorable than would normally be obtained through arms-length negotiations.

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

        In 2001, Holdings entered into Demand Notes with Facto Capital L.L.C., a party related to John V. Holten, Chairman and a Director of Holdings, which in the aggregate amounted to $1,230,000. Borrowings under the Demand Notes bear interest at variable rates. On January 11, 2002, AP Holdings redeemed the notes plus interest in full.

        On March 5, 2001, AP Holdings and Holberg entered into a management agreement. The agreement provides for Holberg to provide certain management services as described in the agreement. In return, Holberg shall be entitled to receive an annual management fee, payable quarterly in advance in an amount equal to the greater of one percent of invested capital as defined within or $2.0 million, subject to certain conditions. For the period ended December 31, 2001, AP Holdings paid $2.0 million to Holberg in accordance with the management agreement.

        In connection with its restructuring of APCOA's outstanding 9 1/4% Senior Subordinated Notes due 2008, APCOA entered into an Exchange and Amendment Agreement with Fiducia Ltd. ("Fiducia"), whereby Fiducia agreed to exchange the $35 million of 9 1/4% notes that it owned for $35 million of APCOA's newly issued 18% Senior Convertible Redeemable Preferred Stock and to consent to the proposed amendments to the indenture governing the 9 1/4% notes. Certain beneficial owners of Fiducia are members of the immediate family of John V. Holten. All holders of 9 1/4% notes were given the opportunity pursuant to APCOA's exchange offer and consent solicitation to consent to the amendments to the indenture and receive preferred stock on the same terms as Fiducia.

        In connection with the restructuring of the 9 1/4% Senior Subordinated Notes issued by APCOA, AP Holdings entered into a Consent and Waiver Agreement with a holder of a majority of AP Holdings outstanding 11 1/4% Senior Discount Notes due 2008. Pursuant to this agreement, Fiducia Ltd. agreed to consent to certain amendments to the terms of the 11 1/4% Senior Discount Notes due 2008 and agreed to delay its receipt of cash interest payments until March 15, 2007 on the notes that it owned. AP Holdings subsequently agreed to pledge an amount of shares of APCOA's Series C Redeemable Preferred Stock equal in value to the notes owned by Fiducia to secure AP Holdings performance under the notes. Certain beneficial owners of Fiducia are members of the immediate family of John V. Holten.

Note J. Subsidiary Guarantors

        All of the Company's direct or indirect wholly owned active domestic subsidiaries, including Standard, fully, unconditionally, jointly and severally guarantee the Senior Subordinated Notes discussed in Note D. Separate financial statements of the guarantor subsidiaries are not separately presented because, in the opinion of management, such financial statements are not material to investors. The non-guarantor subsidiaries include joint ventures, wholly owned subsidiaries of the

Company organized under the laws of foreign jurisdictions and inactive subsidiaries, all of which are included in the consolidated financial.

	APCOA/ Standard	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total
2001
Balance Sheet Data:
Cash and cash equivalents	$8,522	$(2,009)	$1,089	$—	$7,602
Notes and accounts receivable	30,568	5,767	3,941	—	40,276
Current assets	40,105	3,822	5,145	—	49,072
Leaseholds and equipment, net	10,377	5,141	3,065	—	18,583
Cost in excess of net assets acquired, net	23,492	88,618	3,222	—	115,332
Investment in subsidiaries	92,335	—	—	(92,335)	—
Total assets	170,906	101,771	11,892	(92,335)	192,234
Accounts payable	25,238	6,865	2,517	—	34,620
Current liabilities	55,706	7,769	5,753	—	69,228
Long-term borrowings, excluding current portion	171,127	—	2,576	—	173,703
Redeemable preferred stock	61,330	—	—	—	61,330
Common stock subject to put/call rights	8,500	—	—	—	8,500
Total stockholders' equity (deficit)	(136,054)	93,034	2,170	(92,335)	(133,185)
Total liabilities and stockholders' equity (deficit)	170,906	101,771	11,892	(92,335)	192,234
Income Statement Data:
Parking services revenue	$139,972	$82,586	$21,256	—	$243,814
Gross profit	37,919	15,057	4,011	—	56,987
Other special charges	15,869	—	—	—	15,869
Depreciation and amortization	8,683	5,058	1,760	—	15,501
Operating income (loss)	9,356	(15,708)	1,990	—	(4,362)
Interest expense (income), net	17,192	(51)	458	—	17,599
Equity in earnings of subsidiaries	(15,004)	—	—	15,004	—
Net income (loss)	(35,454)	(15,657)	653	15,004	(35,454)
Cash Flows Data:
Net cash provided by (used in) operating activities	$13,890	$(2,039)	$(2,957)	—	8,894
Investing activities:
Purchase of leaseholds and equipment	$(1,491)	$(46)	$—	$—	$(1,537)
Purchase of leaseholds and equipment by joint venture	—	—	(10)	—	(10)
Net cash used in investing activities	(1,491)	(46)	(10)	—	(1,547)
Financing activities:
Proceeds from long-term borrowings	1,650	—	—	—	1,650
Payments on long-term borrowings	(1,083)	—	—	—	(1,083)
Payments on joint venture borrowings	(1,687)	—	—	—	(1,687)
Payments on long-term borrowings	(1,735)	—	—	—	(1,735)
Net cash used in financing activities	(2,855)	—	—	—	(2,855)
Effect of exchange rate changes	(429)	—	—	—	(429)

2000
Balance Sheet Data:
Cash and cash equivalents	$(593)	$76	$4,056	$—	$3,539
Notes and accounts receivable	50,972	(7,529)	3,383	—	46,826
Current assets	50,792	(6,264)	7,612	—	52,140
Leaseholds and equipment, net	15,693	7,395	5,404	—	28,492
Cost in excess of net assets acquired, net	19,062	90,673	3,558	—	113,293
Investment in subsidiaries	93,211	—	—	(93,211)	—
Total assets	187,446	96,818	17,288	(93,211)	208,341
Accounts payable	21,744	10,172	3,163	—	35,079
Current liabilities	46,328	8,938	8,815	—	64,081
Long-term borrowings, excluding current portion	169,305	175	4,110	—	173,590
Redeemable preferred stock	54,976	—	—	—	54,976
Common stock subject to put/call rights	6,304	—	—	—	6,304
Total stockholders' equity (deficit)	(94,942)	83,504	3,918	(93,211)	(100,731)
Total liabilities and stockholders' equity (deficit)	187,446	96,818	17,288	(93,211)	208,341
Income Statement Data:
Parking services revenue	$128,553	$92,336	$31,593	—	$252,482
Gross profit	36,081	17,762	6,294	—	60,137
Other special charges	4,636	—	—	—	4,636
Depreciation and amortization	6,249	5,155	1,231	—	12,635
Operating income (loss)	20,975	(18,970)	4,740	—	6,745
Interest expense (income), net	16,858	(84)	608	—	17,382
Equity in earnings of subsidiaries	(15,243)	—	—	15,243	—
Net income (loss)	(11,481)	(18,887)	3,644	15,243	(11,481)
Cash Flows Data:
Net cash provided by (used in) operating activities	$(5,332)	$(1,471)	$3,586	—	$(3,217)
Investing activities:
Purchase of leaseholds and equipment	(4,268)	(416)	—	—	(4,684)
Purchase of leaseholds and equipment by joint venture	—	—	(213)	—	(213)
Net cash used in investing activities	(4,268)	(416)	(213)	—	(4,897)
Financing activities:
Proceeds from long-term borrowings	8,850	—	—	—	8,850
Payments on long-term borrowings	(874)	—	—	—	(874)
Payments on joint venture borrowings	(736)	—	—	—	(736)
Net cash provided by financing activities	7,240	—	—	—	7,240
Effect of exchange rate changes	(802)	—	—	—	(802)

1999
Balance Sheet Data:
Cash and cash equivalents	$2,569	$1,963	$683	$—	$5,215
Notes and accounts receivable	34,973	2,606	5,136	—	42,715
Current assets	39,130	4,608	5,837	—	49,575
Leaseholds and equipment, net	17,204	9,263	6,192	—	32,659
Cost in excess of net assets acquired, net	19,536	92,590	2,797	—	114,923
Investment in subsidiaries	102,639	—	—	(102,639)	—
Total assets	187,655	112,225	16,029	(102,639)	213,270
Accounts payable	15,860	5,962	3,467	—	25,289
Current liabilities	41,423	10,439	9,893	—	61,755
Long-term borrowings, excluding current portion	160,667	371	5,103	—	166,141
Redeemable preferred stock	49,280	—	—	—	49,280
Common stock subject to put/call rights	4,589	—	—	—	4,589
Total stockholders' equity (deficit)	(76,402)	98,889	541	(102,639)	(79,611)
Total liabilities and stockholders' equity	187,655	112,225	16,029	(102,639)	213,270
Income Statement Data:
Parking services revenue	$107,555	$99,551	$40,793	—	$247,899
Gross profit	25,149	24,278	5,378	—	54,805
Other special charges	5,577	—	—	—	5,577
Depreciation and amortization	4,492	3,828	1,023	—	9,343
Operating income (loss)	10,839	(7,219)	3,812	—	7,432
Interest expense (income) net	15,225	(86)	545	—	15,684
Equity in earnings of subsidiaries	(4,700)	—	—	4,700	—
Operating income (loss)	(9,472)	(7,133)	2,433	4,700	(9,472)
Interest expense (income) net
Net cash used in operating activities	$(15,769)	$(1,740)	$(200)	$—	$(17,709)
Investing activities:
Purchase of leaseholds and equipment	(7,126)	(3,135)	—	—	(10,261)
Purchase of leaseholds and equipment JV	—	—	(339)	—	(339)
Businesses acquired	(3,181)	—	—	—	(3,181)
Other	250	—	—	—	250
Net cash used in investing activities	(10,057)	(3,135)	(339)	—	(13,531)
Financing activities:
Proceeds from long-term borrowings	$18,100	$—	$—	$—	$18,100
Payments on long-term borrowings	(1,660)	—	—	—	(1,660)
Proceeds from joint venture borrowings	1,281	—	—	—	1,281
Payments on joint venture Borrowings	(558)	—	—	—	(558)
Payments of debt issuance costs	(319)	—	—	—	(319)
Net cash provided by financing activities	16,844	—	—	—	16,844
Effect of exchange rate changes	428	—	—	—	428

Note K. Legal Proceedings

        The Company is subject to various claims and legal proceedings which consist principally of lease and contract disputes and includes litigation with The County of Wayne relating to the management of parking lots at the Detroit Metropolitan Airport. These claims and legal proceedings are considered routine, and incidental to the Company's business, and in the opinion of management, the ultimate liability with respect to these proceedings and claims will not materially affect the financial position, operations, or liquidity of the Company.

Note L. Quarterly Results (Unaudited)

        The following tables contain selected unaudited Statement of Operations information for each quarter of 2001, 2000 and 1999. AP Holdings and the Company believe that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Year Ended December 31, 2001
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenue	$60,787	$58,790	$62,557	$61,680
Gross Profit	15,348	13,174	14,426	14,039
Net Loss	(21,161)	(7,829)	(4,261)	(3,999)
	Year Ended December 31, 2000
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenue	$64,207	$63,117	$62,067	$63,091
Gross Profit	15,461	15,137	15,376	14,163
Net Loss	(8,186)	(3,867)	(2,774)	(3,502)
	Year Ended December 31, 1999
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenue	$63,924	$60,276	$62,830	$60,869
Gross Profit	13,425	14,735	13,675	12,970
Net Loss	(10,455)	(2,415)	(2,110)	(1,219)

AP Holdings, Inc.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Additions
	Balance at Beginning Of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(1)	Balance at End of Year
Year ended December 31, 1999:
Deducted from asset accounts Allowance for doubtful accounts	$1,743	$873	$—	$(315)	$2,301
Year ended December 31, 2000:
Deducted from asset accounts Allowance for doubtful accounts	2,301	—	482	(727)	2,056
Year ended December 31, 2001:
Deducted from asset accounts Allowance for doubtful accounts	2,056	(93)	—	(675)	1,288

(1)
Represents uncollectible account written off, net of recoveries.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AP HOLDINGS, INC.
By:
Title:	Director and Chairman, President, Chief Executive Officer
Date:

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

John V. Holten	Director and Chairman, President, Chief Executive Officer (Principal Executive Officer)	March 29, 2002
G. Marc Baumann	Treasurer (Principal Financial and Accounting Officer)	March 29, 2002
Gunnar E. Klintberg	Assistant Secretary and Director	March 29, 2002
Robert N. Sacks	Secretary	March 29, 2002

INDEX TO EXHIBITS

Exhibit Number	Description
2.1
Combination Agreement, dated as of January 15, 1998, by and between APCOA, Inc. and the Standard Owners (incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement Form S-4 No. 333-50433 filed April 17, 1998, August 11, 1998 and August 14, 1998 (the "Registration Statement"))
3.1	Restated Certificate of Incorporation of AP Holdings (incorporated by reference to Exhibit 3.1 to the Registration Statement)
3.2	Amended and Restated By-Laws of the Company dated as of December 29, 2000 (incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K filed for December 31, 2000)
3.5
Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights or Qualifications, Limitations and Restrictions Thereof of 18% Convertible Redeemable Series D Preferred Stock of the Company dated January 10, 2002.
4.1
Indenture, dated as of March 30, 1998, by and among AP Holdings and State Street Bank and Trust Company, with respect to the New Notes (incorporated by reference to Exhibit 4.1 to the Registration Statement)
4.2	Form of 9 1/4% Note (included as Exhibit A to Exhibit 4.1)
4.3	Form of 9 1/4% Note Guarantee (included as Exhibit D to Exhibit 4.1)
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
4.12	Demand Note dated March 5, 2001, by among AP Holdings and Facto Capital L.L.C. (incorporated by reference to Exhibit 4.12 to the Company's Quarterly Report on Form 10-Q for March 31, 2001).
4.13	Demand Note dated March 8, 2001, by among AP Holdings and Facto Capital L.L.C. (incorporated by reference to Exhibit 4.13 to the Company's Quarterly Report on Form 10-Q for March 31, 2001).
4.14	Demand Note dated March 12, 2001, by among AP Holdings and Facto Capital L.L.C. (incorporated by reference to Exhibit 4.14 to the Company's Quarterly Report on Form 10-Q for March 31, 2001).
4.15	Demand Note dated May 10, 2001, by among AP Holdings and Facto Capital L.L.C. (incorporated by reference to Exhibit 4.15 to the Company's Quarterly Report on Form 10-Q for June 30, 2001).

4.16
Indenture governing the Company's 14% Senior Subordinated Second Lien Notes due 2006, dated as of January, 2002, by and among the Company, the Subsidiary Guarantors and State Street Bank and Trust Company.
4.17	Form of the Company's 14% Senior Subordinated Second Lien Note due 2006 (included in Exhibit 4.16 hereto).
4.18	Form of the Company's 14% Senior Subordinated Second Lien Note due 2006 (included in Exhibit 4.16 hereto).
10.1
Registration Rights Agreement, dated as of March 30, 1998, by and among the Company, the Subsidiary Guarantors, Donaldson, Lufkin & Jenrette Securities Corporation and First Chicago Capital Markets, Inc. (incorporated by reference to Exhibit 10.1 to the Registration Statement).
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
10.6	Employment Agreement between the Company and Myron C. Warshauer (incorporated by reference to Exhibit 10.6 to the Registration Statement)
10.10	Employment Agreement between the Company and Michael K. Wolf (incorporated by reference to Exhibit 10.12 to the Registration Statement)
10.11	Deferred Compensation Agreement between the Company and Michael K. Wolf (incorporated by reference to Exhibit 10.13 to the Registration Statement)
10.12	Employment Agreement between the Company and Michael K. Wolf (incorporated by reference to Exhibit 10.12 to the Registration Statement)
10.13	Deferred Compensation Agreement between the Company and Michael K. Wolf (incorporated by reference to Exhibit 10.13 to the Registration Statement)
10.14	Company Retirement Plan for Key Executive Officers (incorporated by reference to Exhibit 10.18 to the Registration Statement)
10.15	Consulting Agreement between the Company and Sidney Warshauer (incorporated by reference to Exhibit 10.1 to the Registration Statement)
10.17
Consent and Joinder to Stockholders' Agreement dated as of October 1, 1998 by and among the Company, Dosher Partners, L.P., SP Associates, Holberg, AP Holdings and Waverly (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K filed for December 31, 1998)
10.18	Employment Agreement between the Company and James A. Wilhelm (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K filed for December 30, 1999)

10.19	Employment Agreement between the Company and Steven Warshauer (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K filed for December 30, 1999)
10.22
Second Amendment to Employment Agreement between the Company and Michael K. Wolf dated December 6, 2000 (incorporated by reference to Exhibit 4.11 to the Company's Annual Report on Form 10K filed for December 31, 2000)
10.23	Employment Agreement between the company and Herbert W. Anderson Jr. (incorporated by reference to Exhibit 10-10 to the registration statement).
10.26	Management Agreement between AP Holdings and Holberg Industries, Inc. dated March 5, 2001. (incorporated by reference to Exhibit 10.26 filed with the Company's form 10-Q for June 30, 2001.
10.27	Employment Agreement between the Company and Robert N. Sacks dated May 18, 1998,
10.28	First Amendment between the Company and Robert N. Sacks dated November 7, 2001
10.29	Employment Agreement between the Company and G. Marc Baumann dated October 9, 2000
10.30	Amended and Restated Employment Agreement between the Company and G. Marc Baumann dated October 1, 2001.
10.31	Stock option plan between the Company and eligible executives, employees, directors and/or consultants.
10.32	Exchange Agreement by and between the Company and AP Holdings dated March 11, 2002.
10.33	Exchange Agreement by and between the Company and Fiducia Ltd dated November 20, 2001.
10.34	Amended and Restated Dealer Manager and Consent Solicitation Agreement between the Company and Credit Suisse First Boston Corporation dated December 19, 2001.
10.35	Stock Option Agreement by and between the Company and Myron C. Warshauer dated March 30, 1998.
10.36	Second Amendment to the Employment Agreement between the Company and James A. Wilhelm dated October 18, 2001.
10.37	Third Amendment to the Employment Agreement between the Company and James A. Wilhelm dated January 31, 2001.
10.38	Engagement Agreement dated January 11, 2002 between the Company and AP Holdings
10.39	Consulting Agreement dated October 16, 2001 between the Company and Shoreline Enterprises
10.40	Amended and Restated Credit Agreement dated January 11, 2002 by and among the Company, the Lenders and LaSalle Bank, N.A., as agent for the Lenders.
10.41	Technical correction of the Amended and Restated Credit Agreement dated February 2, 2002 by and among the Company, the Lenders and LaSalle Bank, N.A., as agent for the Lenders.
10.42	Consent and Waiver Agreement dated November 20, 2001 by and among AP Holdings, State Street Bank and Trust Company and Fiducia, Ltd.

10.43	Pledge Agreement and Waiver dated January 11, 2002, by and among AP Holdings, the Company and Fiducia, Ltd.
10.44	Extension of Pledge and Waiver Agreement dated March 18, 2002, by and among AP Holdings, the Company and Fiducia, Ltd.
21.1	Subsidiaries of AP Holdings
(b)
Reports on Form 8-K

        On November 6, 2001, AP Holdings and the Company filed a Form 8-K under Item 5.

        On November 15, 2001, AP Holdings and the Company filed a Form 8-K under Item 5.

        On November 21, 2001, AP Holdings and the Company filed a Form 8-K under Item 5.

        On December 27, 2001, AP Holdings and the Company filed a Form 8-K under Item 5.

QuickLinks

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED HISTORICAL FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
INDEX TO HISTORICAL FINANCIAL STATEMENTS
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
AP Holdings, Inc. CONSOLIDATED BALANCE SHEETS (In thousands, except for share data)
AP Holdings, Inc. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands)
AP Holdings, Inc. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (In thousands, except for share data)
AP Holdings, Inc. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
AP Holdings, Inc. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Years Ended December 31, 2001, 2000 and 1999 (In thousands)
AP Holdings, Inc. SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (In thousands)
SIGNATURES
INDEX TO EXHIBITS